Form 10-Q
period 2001-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 8
filed 2001-08-14
CIK 1084075

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

             For the transition period from ________ to ___________

                      Commission file number: 333-76435-01


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 8


                              California 33-0761519

                         (State or other jurisdiction of
                        (I.R.S. Employer incorporation or
                        organization) Identification No.)



                         3158 Redhill Avenue, Suite 120
                              Costa Mesa, CA 92626
                    (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X          No
    ---------     ----

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)


                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2001



PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Balance Sheet
              June 30, 2001 and March 31, 2001..............................3

         Statements of Operations
              For the three months ended June 30, 2001......................4

         Statement of Partners' Equity (Deficit)
              For the three months ended June 30, 2001......................5

         Statement of Cash Flows
              For the three months ended June 30, 2001......................6

         Notes to Balance Sheet.............................................7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition ...................................................11

     Item 3.  Quantitative and Qualitative Disclosures about Market Risks..13

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings............................................14

     Item 6.  Exhibits and Reports on Form 8-K.............................14

     Signatures............................................................15

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)


                                  BALANCE SHEET






                                                               ASSETS

                                                               June 30, 2001              March 31, 2001
                                                               -------------              --------------
                                                                (unaudited)

Cash and cash equivalents                                $                           $
                                                                         707,197                   2,108,647
Subscriptions and notes receivable
                                                                         569,744                     333,194
Prepaid acquisition fees and costs                                             -
                                                                                                     277,895
Investments in limited partnerships -Note 2                            7,283,870                           -
                                                           ----------------------      ----------------------

                                                         $                           $
                                                                       8,560,811                   2,719,736
                                                           ======================      ======================


                                                                 LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Payables to limited partnerships - Note 4           $             3,338,534        $                   -
     Accrued fees and expenses due to
     General partner and affiliates - Note 3
                                                                         118,855                      66,858
                                                           ----------------------      ----------------------

     Total Liabilities                                                 3,457,389                      66,858
                                                           ----------------------      ----------------------

Commitment and contingencies (Note 7)
Partners' Equity

     General partner                                                        (426)                        (59)
     Limited partners (25,000 units authorized and
     6,029 and 3,093 units issued and outstanding
     at June 30, 2001 and March 31, 2001)                              5,103,848                   2,652,937
                                                           ----------------------      ----------------------

     Total Partners' Equity
                                                                       5,103,422                   2,652,878
                                                           ----------------------      ----------------------

                                                         $                           $
                                                                       8,560,811                   2,719,736
                                                           ======================      ======================


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)


                             STATEMENT OF OPERATIONS

                     For the Three Months Ended June 30,2001
                                   (unaudited)







                                                                               2001
                                                                            Three Months
                                                                        --------------------

Interest Income                                                       $
                                                                                     11,629
                                                                        --------------------

                                                                                     11,629


Operation expenses
Amortization
                                                                                      2,726
Accounting
                                                                                      1,454
Other
                                                                                      1,829
                                                                        --------------------

                                                                                      6,009

Income from operations
                                                                                      5,620
                                                                        --------------------

Net income
                                                                                      5,620
                                                                        ====================

Net income allocated to :
     General Partner
                                                                                          6
                                                                        ====================

     Limited Partners                                                 $
                                                                                      5,614
                                                                        ====================

Net income per limited partner unit                                   $
                                                                                       1.24
                                                                        ====================

Outstanding weighted limited partner units
                                                                                      4,535
                                                                        ====================


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)


                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                     For the Three Months Ended June 30,2001
                                   (unaudited)




                                                         General Partner         Limited Partner              Total

Partners' equity (deficit), March 31, 2001           $                       $                       $
                                                                      (59)               2,652,937               2,652,878


Sales of limited partnership units,
  net of discounts of $4,985                                            -                2,932,765               2,932,765

Sale of limited partnership units issued for
  promissory notes receivable                                           -                 (114,995)               (114,995)

Offering expenses                                                     (373)               (372,473)               (372,846)

Net income                                                               6                   5,614                   5,620
                                                       --------------------    --------------------    --------------------

Partners equity (deficit), June 30, 2001             $                (426)   $           5,103,848  $           5,103,422
                                                       ====================    ====================    ====================


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)


                             STATEMENT OF CASH FLOWS
                     For the Three Months Ended June 30,2001
                                   (unaudited)


                                                                                         2001
Cash flows from operating activities:
        Net income                                                              $              5,620
        Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization                                                                           2,726
        Accrued fees and expenses due to
         general partner and affiliates                                                        3,284
                                                                                  -------------------
                  Net cash provided by operating activities                                   11,630
                                                                                  -------------------

Cash flows from investing activities:
        Investments in limited partnerships, net                                          (3,378,980)
        Capitalized acquisition costs and fees                                              (271,027)
                                                                                  -------------------
                  Net cash used by investing activities                                   (3,650,007)
                                                                                  -------------------

Cash flows from financing activities:
        Capital contributions , net                                                        2,581,220
        Offering expenses                                                                   (344,293)
                                                                                  -------------------
                  Net cash provided by financing activities                               2,236,927
                                                                                  -------------------

        Net change in cash and cash equivalents                                          (1,401,450)

        Cash and cash equivalents, beginning of period
                                                                                           2,108,647
                                                                                  -------------------
        Cash and cash equivalents, end of period                                $            707,197
                                                                                  ===================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITY:

        During the three months ended June 30, 2001, the Partnership sold limited partnership units for promissory notes totaling $114,995, net of discounts.



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)


                          NOTES TO FINANCIAL STATEMENTS
                              For the Quarter Ended
                                  June 30,2001
                                   (unaudited)





NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

The Partnership shall continue in full force and effect until December 31, 2060 unless terminated prior to that date, pursuant to the partnership agreement or law.

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner".) Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. Wilfred N. Cooper, Jr., President of Associates, owns 3.6% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

The General Partner has 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99.9% of these items in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes: difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests: limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not makes its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

In addition Limited Partners are subject to risks in that the rules governing the low income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low income housing credits. There are limits in the transferability of Units, and it is unlikely that a market for Units will develop. The General Partner will make all management decisions.

Method of Accounting for Investments in Limited Partnerships

The Partnership intends to account for its investments in limited partnerships using the equity method of accounting, whereby the Partnership will adjust its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments will be capitalized as part of the investment and amortized over 30 years.

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 4% (excluding sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $770,036 as of June 30, 2001.

            WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of June 30, 2001, the Partnership had no cash equivalents.

Concentration of Credit Risk

At June 30, 2001, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

Reclassification.

Certain reclassifications have been made to prior period to be consistent with 2001 presentation.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of June 30, 2001, the Partnership has acquired limited partnership interests in 4 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 175 apartment units. As of June 30, 2001, construction or rehabilitation of one of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

            WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Equity in losses of the Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2001, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in local limited partnerships as of:

                                                                June 30, 2001           March 31, 2001
                                                            ----------------------     ------------------


Investments  in  limited  partnerships,
beginning  of period                                      $              277,895     $                -
Capital contributions  paid, net                                       6,717,514                      -
Capitalized acquisition fees and costs                                   291,187                278,370
Distributions received from limited partnerships                               -                      -
Amortization of capitalized acquisition fees and costs                    (2,726)                  (475)
                                                            ----------------------     ------------------

Investments in limited partnerships, end of period        $            7,283,870     $          277,895
                                                            ======================     ==================


NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, 2001, the Partnership incurred acquisition fees of $422,030. Accumulated amortization of these capitalized costs was $2,471, as of June 30, 2001.

b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of June 30, 2001, the Partnership incurred acquisition costs of $120,580. Accumulated amortization of these capitalized costs was $720 as of June 30, 2001.

c) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. No management fees were incurred during the period ended June 30, 2001.

            WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

Accrued fees and expenses due to the General Partner and affiliates consist of the following:

                                                                  June 30, 2001             March 31, 2001
                                                              -----------------------       ---------------------

       Acquisition fees payable                            $                  40,040     $               24,360
       Acquisition expense payable                                            11,440                      6,960
       Organization, offering, and selling
       costs payable                                                          34,320                     20,880
       Commissions payable                                                    30,513                     15,400
       Reimbursements for expenses paid by the
        General Partner or an affiliate                                        2,542                       (742)
                                                              -----------------------       ---------------------

         Total                                             $                 118,855     $               66,858
                                                              =======================       =====================


NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to limited partnerships amounting to $3,338,534 at June 30, 2001 and $0 at March 31, 2001 represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - INCOME TAXES

No provision for income taxes will be recorded in the financial statements, as any liability for income taxes is the obligation of the partners of the Partnership.

           WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)


NOTE 6 - SUBSCRIPTIONS AND NOTES RECEIVABLE

As of June 30, 2001, the Partnership had received subscriptions for 6,029 units which included subscriptions receivable of $569,744 and promissory notes of $159,995, of which all of the subscription receivables were collected and $0 of the promissory notes were collected after June 30, 2001 and prior to the issuance of these financial statements, leaving an unpaid balance of $159,995. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date.

NOTE 7 - SUBSEQUENT EVENT

From July 1, 2001 to August 9, 2001, the Partnership received subscriptions for an additional 1,222 units, for which it has received $1,172,000 in cash, and $50,000 in notes receivable under the terms described in Note 4.

From July 1, 2001 to August 9, 2001, the Partnership  disbursed additional Local
Limited   Partnerships   committed capital contributions of $266,357.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the fiscal quarter ended June 30, 2001 and 2000, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2001 consisted primarily of $707,000 in cash, $570,000 in subscriptions receivable, and aggregate investments in the four Local Limited Partnerships of $7,284,000. Liabilities at June 30, 2001 primarily consisted of $3,339,000 due to limited partnerships and $119,000 in advances and other payables due to the General Partner or affiliates.


Results of Operations

It is not expected that any of the local limited partnerships will generate cash from operations sufficient to provide distributions to investors in any significant amount. Cash from operations, if any, would first be used to meet operating expenses of the Partnerships. Operating expenses include the asset management fee.

Investments in local limited partnerships are not readily marketable. Such investments may be affected by adverse general economic conditions, which in turn, could substantially increase the risk of operating losses for the apartment complexes, the local limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled. Nevertheless, WNC & Associates, Inc. anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnership's future investment commitments and proposed operations.

The capital needs and resources of the Partnership are expected to undergo major changes during its first several years of operations as a result of the completion of its offering of Units and its acquisition of investments. Thereafter, The Partnership' capital needs and resources are expected to be relatively stable.

Item 3: Quantitative and Qualitative Disclosures Above Market Risks

Not Applicable

Part II.  Other Information

Item 1.  Legal Proceedings

None

Item 6.  Exhibits and Reports on Form 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 8
----------------------------------------------
(Registrant)

By:   WNC & Associates, Inc., General Partner



By:   /s/ Wilfred N. Cooper, Jr.
       -------------------------
Wilfred N. Cooper, Jr., President - Chief Operating Officer
                        of WNC & Associates, Inc.


Date: August 9, 2001



By:  /s/ Thomas J. Riha
Thomas J. Riha, Vice President - Chief Financial Officer
                of WNC & Associates, Inc.
Date: August 9, 2001