Form 10-Q
period 2001-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 8
filed 2001-11-20
CIK 1084075

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


                               INDEX TO FORM 10-Q

              For the Three and Six Months Ended September 30, 2001


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Balance Sheets
              September 30, 2001 and March 31, 2001............................3

         Statements of Operations
              For the three and six months ended September 30, 2001............4

         Statement of Partners' Equity (Deficit)
              For the six months ended September 30, 2001......................5

         Statement of Cash Flows
              For the six months ended September 30, 2001......................6

         Notes to Financial Statements.........................................7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................13

     Item 3.  Quantitative and Qualitative Disclosures about Market Risks.....14

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................14

     Item 6.  Exhibits and Reports on Form 8-K................................14

     Signatures...............................................................15

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                                  BALANCE SHEET






                                                            September 30, 2001            March 31, 2001
                                                            ------------------            --------------
ASSETS                                                          (unaudited)

    Cash and cash equivalents                           $             3,388,594      $            2,108,647
    Accounts receivable                                                   5,172                           -
    Subscriptions and notes receivable (Note 6)                               -                     333,194
    Prepaid acquisition fees and costs (Note 2)                               -                     277,895
    Investments in limited partnerships (Note 2)                      7,603,057                           -
                                                           ----------------------      ----------------------

Total Assets                                             $            10,996,823     $            2,719,736
                                                           ======================      ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

     Payables to limited partnerships  (Note 4)          $            1,839,517      $                    -
     Accrued fees and expenses due to
     General Partner and affiliates  (Note 3)                           871,093                      66,858
                                                           ----------------------      ----------------------

Total Liabilities                                                     2,710,610                      66,858
                                                           ----------------------      ----------------------

Commitment and contingencies (Note 7)

Partners'  equity  (deficit)

     General partner                                                       (925)                        (59)
     Limited partners (25,000 units authorized
     and 9,814 and 3,093 units issued
     and outstanding at September 30, 2001
     and March 31, 2001, respectively)                                8,287,138                   2,652,937
                                                           ----------------------      ----------------------

     Total Partners' Equity                                           8,287,213                   2,652,878
                                                           ----------------------      ----------------------

Total liabilities and partners' equity                   $           10,996,823      $            2,719,736
                                                           ======================      ======================




                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)


                            STATEMENTS OF OPERATIONS

              For the Three and Six Months Ended September 30, 2001
                                   (unaudited)



                                                                   Three Months                Six Months
                                                              ----------------------      ---------------------

Interest Income                                             $              20,813     $                32,442
                                                              ----------------------      ---------------------

Operation expenses
Amortization                                                                4,773                       7,499
Asset Management fees                                                          79                          79
Other                                                                      16,548                      19,831
                                                              ----------------------      ---------------------
                                                                           21,400                      27,409
                                                              ----------------------      ---------------------

(Loss) income from operations                                                (587)                      5,033

Equity in loss of limited partnership                                     (16,690)                    (16,690)
                                                              ----------------------      ---------------------

Net loss                                                    $             (17,277)     $              (11,657)
                                                              ======================      =====================

Net loss allocated to :
     General Partner                                        $                 (17)     $                  (12)
                                                              ======================      =====================

     Limited Partners                                       $             (17,260)     $              (11,645)
                                                              ======================      =====================

Net loss per limited partner unit                           $               (2.12)     $                (1.84)
                                                              ======================      =====================

Outstanding weighted limited partner units                                  8,159                       6,347
                                                              ======================      =====================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2001
                                   (unaudited)


                                                           General Partner        Limited Partners              Total
                                                       --------------------    --------------------    --------------------
Partners' equity (deficit), March 31, 2001           $                (59)       $     2,652,937     $        2,652,878

Sales of limited partners units,
  net of discounts of $4,665                                             -             6,716,335              6,716,335

Sale of limited partner units issued for
  promissory notes receivable (Note 6)                                   -              (217,495)              (217,495)

Offering expenses                                                     (854)             (852,994)              (853,848)

Net loss                                                               (12)              (11,645)               (11,657)
                                                       --------------------    --------------------    --------------------

Partners' equity (deficit), September 30, 2001       $                (925)      $     8,287,138      $       8,286,213
                                                       ====================    ====================    ====================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                   For the Six Months Ended September 30, 2001
                                   (unaudited)


                                                                                         2001
                                                                                  -------------------
Cash flows from operating activities:
        Net loss                                                                $          (11,657)
        Adjustments to reconcile net loss to net
         cash provided by operating activities:
        Equity in loss of limited partnership                                               16,690
        Amortization                                                                         7,499
        Accounts receivable                                                                 (5,172)
        Accrued fees and expenses due to
        General Partner and affiliates                                                       1,041
                                                                                  -------------------
                  Net cash provided by operating activities                                  8,401
                                                                                  -------------------

Cash flows from investing activities:
        Investments in limited partnerships, net                                        (4,007,203)
        Capitalized acquisition costs and fees
                                                                                          (663,157)
                                                                                  -------------------
                  Net cash used in investing activities                                 (4,670,360)
                                                                                  -------------------

Cash flows from financing activities:
        Capital contributions , net
                                                                                         6,832,034
        Offering expenses
                                                                                          (890,128)
                                                                                  -------------------
                  Net cash provided by financing activities
                                                                                         5,941,906
                                                                                  -------------------

        Net change in cash and cash equivalents                                          1,279,947

        Cash and cash equivalents, beginning of period
                                                                                         2,108,647
                                                                                  -------------------
        Cash and cash equivalents, end of period                                $        3,388,594
                                                                                  ===================

        SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITY


During the six months ended September 30, 2001, the Partnership sold limited partner units for promissory notes totaling $217,495, net of discounts.

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For the Three and Six Months Ended September 30, 2001
                                   (unaudited)

                                       15
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

Organization
------------

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Six Months Ended September 30, 2001
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Risks and Uncertainties
-----------------------

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

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership intends to account for its investments in limited partnerships using the equity method of accounting, whereby the Partnership will adjust its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments will be capitalized as part of the investment and amortized over 30 years (Note 2).

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 4% (excluding sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $1,251,038 and $397,004 as of September 30, 2001 and March 31, 2001, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Six Months Ended September 30, 2001
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Use of Estimates
----------------

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of September 30, 2001, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At September 30, 2001, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net Income Per Limited Partner Unit
-----------------------------------

Net income per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net income per unit includes no dilution and is computed by dividing income available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income
------------------------------

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

Reclassification.
-----------------

Certain reclassifications have been made to prior period to be consistent with 2001 presentation.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of September 30, 2001, the Partnership has acquired limited partnership interests in 4 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 175 apartment units. As of September 30, 2001, construction or rehabilitation of three of the Housing Complexes were still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Six Months Ended September 30, 2001
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2001, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in local limited partnerships as of:

                                                             September 30, 2001         March 31, 2001
                                                            ---------------------      ------------------

Investments in limited partnerships, beginning of period  $             277,895      $                -
Capital contributions  paid, net                                      6,717,514                       -
Capitalized acquisition fees and costs                                  631,837                 278,370
Equity in loss of limited partnership                                   (16,690)                      -
Amortization of capitalized acquisition fees and costs                   (7,499)                   (475)
                                                            ---------------------      ------------------

Investments in limited partnerships, end of period        $           7,603,057      $          277,895
                                                            =====================      ==================


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of September 30, 2001, the Partnership incurred acquisition fees of $686,980. Accumulated amortization of these capitalized costs was $5,990 and $369 as of September 30, 2001 and March 31, 2001, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of September 30, 2001, the Partnership incurred acquisition costs of $196,280. Accumulated amortization of these capitalized costs was $1,885 and $106 as of September 30, 2001 and March 31, 2001, respectively.

(c) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $79 incurred during the six months ended September 30, 2001.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Six Months Ended September 30, 2001
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

Accrued fees and expenses due to the General Partner and affiliates consisted of the following as of:

                                                                   September 30, 2001         March 31, 2001
                                                                ---------------------       ---------------------

       Acquisition fees payable                              $                     -     $               24,360
       Acquisition expense payable                                                 -                      6,960
       Organization, offering, and selling costs payable                           -                     20,880
       Commissions payable                                                         -                     15,400
       Loan advanced from an affiliate                                       870,794                          -
       Asset management fees payable                                              79                          -
       Reimbursements for expenses paid by the
       General Partner or an affiliate                                           220                       (742)
                                                                ---------------------       ---------------------

         Total                                               $               871,093     $               66,858
                                                                =====================       =====================


NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $1,839,517 at September 30, 2001 and $0 at March 31, 2001 represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - INCOME TAXES
---------------------

No provision for income taxes will be recorded in the financial statements, as any liability for income taxes is the obligation of the partners of the Partnership.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Six Months Ended September 30, 2001
                                   (unaudited)


NOTE 6 - SUBSCRIPTIONS AND NOTES RECEIVABLE
-------------------------------------------

As of September 30, 2001, the Partnership had received subscriptions for 9,814 units which included subscriptions receivable of $0 and promissory notes of $262,495, of which $0 of the promissory notes were collected after September 30, 2001 and prior to the issuance of these financial statements, leaving an unpaid balance of $262,495. Limited partners who subscribed for ten or more units of limited partner interests ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date.

NOTE 7 - SUBSEQUENT EVENT
-------------------------

From October 1, 2001 to November 13, 2001, the Partnership disbursed previously committed capital contribution of $111,160 to Local Limited Partnerships, and repaid an affiliate $870,794 for a loan advanced.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Six Months Ended September 30, 2001
                                   (unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the condensed Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis discusses the results of operations for the three and six months ended September 30, 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition
-------------------

The Partnership's assets at September 30, 2001 consisted primarily of $3,389,000 in cash, and aggregate investments in the four Local Limited Partnerships of $7,603,000. Liabilities at September 30, 2001 primarily consisted of $1,840,000 of payables to limited partnerships and $871,000 in accrued fees and expenses due to the General Partner or affiliates.


Results of Operations
---------------------

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

The capital needs and resources of the Partnership are expected to undergo major changes during its first several years of operations as a result of the completion of its offering of Units and its acquisition of investments. Thereafter, the Partnership's capital needs and resources are expected to be relatively stable.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 8
----------------------------------------------
(Registrant)

By:   WNC & Associates, Inc., General Partner



By:   /s/ Wilfred N. Cooper, Jr.
       -------------------------
Wilfred N. Cooper, Jr.
President - Chief Operating Officer of WNC & Associates, Inc.


Date: November 14, 2001



By:  /s/ Thomas J. Riha
Thomas J. Riha
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  November 14, 2001