Form 10-Q
period 2001-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 8
filed 2002-03-04
CIK 1084075

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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


                               INDEX TO FORM 10-Q

              For the Three and Nine Months Ended December 31, 2001





PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
       December 31, 2001 and March 31, 2001...................................3

     Statements of Operations
       For the three and nine months ended December 31, 2001..................4

     Statement of Partners' Equity (Deficit)
       For the nine months ended December 31, 2001............................5

     Statement of Cash Flows
       For the nine months ended December 31, 2001............................6

     Notes to Financial Statements............................................7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................13

     Item 3.  Quantitative and Qualitative Disclosures about Market Risks....14

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................14

     Item 6.  Exhibits and Reports on Form 8-K...............................14

     Signatures..............................................................15

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                                  BALANCE SHEET






                                                             December 31, 2001            March 31, 2001
                                                             -----------------            --------------
ASSETS                                                          (unaudited)

    Cash and cash equivalents                           $             1,553,240     $             2,108,647
    Accounts receivable                                                   4,837                           -
    Subscriptions and notes receivable (Note 6)                         212,495                     333,194
    Prepaid acquisition fees and costs (Note 2)                               -                     277,895
    Investments in limited partnerships (Note 2)                      8,029,410                           -
                                                           ----------------------      ----------------------

Total Assets                                             $             9,799,982     $
                                                                                                   2,719,736
                                                           ======================      ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

     Payables to limited partnerships  (Note 4)          $             1,278,391      $                    -
     Accrued fees and expenses due to
     General Partner and affiliates  (Note 3)                              8,902                      66,858
                                                           ----------------------      ----------------------

Total Liabilities
                                                                       1,287,293                      66,858
                                                           ----------------------      ----------------------

Commitment and contingencies (Note 7)

Partners'  equity  (deficit)

     General partner                                                        (961)                        (59)
     Limited partners (25,000 units authorized and 9,814
      and 3,093 units issued and outstanding at December 31,
      2001 and March 31, 2001, respectively)                           8,513,650                   2,652,937
                                                           ----------------------      ----------------------

     Total Partners' Equity
                                                                       8,512,689                   2,652,878
                                                           ----------------------      ----------------------

Total liabilities and partners' equity                   $                           $
                                                                       9,799,982                   2,719,736
                                                           ======================      ======================



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)


                            STATEMENTS OF OPERATIONS

              For the Three and Nine Months Ended December 31, 2001
                                   (unaudited)




                                                            Three Months               Nine Months
                                                      ----------------------      ---------------------

Interest Income                                     $              18,795       $              51,237
                                                      ----------------------      ---------------------

Operation expenses
Amortization                                                        7,604                      15,103
Asset Management fees                                               5,881                       5,960
Other                                                               3,961                      23,792
                                                      ----------------------      ---------------------
                                                                   17,446                      44,855
                                                      ----------------------      ---------------------

Income from operations                                              1,349                       6,382

Equity in loss of limited partnership                             (36,668)                    (53,358)
                                                      ----------------------      ---------------------

Net loss                                            $             (35,319)      $             (46,976)
                                                      ======================      =====================

Net loss allocated to :
     General Partner                                $                 (35)      $                 (47)
                                                      ======================      =====================

     Limited Partners                               $             (35,284)      $             (46,929)
                                                      ======================      =====================

Net loss per limited partner unit                   $               (3.60)      $               (6.26)
                                                      ======================      =====================

Outstanding weighted limited partner units                          9,814                       7,503
                                                      ======================      =====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2001
                                   (unaudited)


                                                         General Partner        Limited Partners              Total
                                                         ---------------        ----------------              -----

Partners' equity (deficit), March 31, 2001           $                (59)       $     2,652,937     $          2,652,878


Sales of limited partners units,
  net of discounts of $4,665                                                           6,716,335                6,716,335
                                                                        -

Cash collections from promissory notes
  receivable, issued for the sale of limited
  partners units                                                                          45,000                   45,000

Offering expenses
                                                                     (855)              (853,693)                (854,548)

Net loss                                                              (47)               (46,929)                 (46,976)
                                                       --------------------    --------------------    --------------------

Partners' equity (deficit), December 31, 2001        $               (961)         $   8,513,650   $           8,512,689

                                                       ====================    ====================    ====================

                 See accompanying notes to financial statements
                                       5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                   For the Nine Months Ended December 31, 2001
                                   (unaudited)


                                                                                         2001
Cash flows from operating activities:
        Net loss                                                                $          (46,976)
        Adjustments to reconcile net loss to net
         cash provided by operating activities:
        Equity in loss of limited partnership                                               53,358
        Amortization                                                                        15,103
        Accounts receivable                                                                 (4,837)
        Accrued fees and expenses due to
         General Partner and affiliates                                                      9,644
                                                                                  -------------------
                  Net cash provided by operating activities                                 26,292
                                                                                  -------------------

Cash flows from investing activities:
        Investments in limited partnerships, net                                        (5,906,806)
        Capitalized acquisition costs and fees                                            (666,099)
                                                                                  -------------------

                  Net cash used in investing activities                                 (6,572,905)
                                                                                  -------------------

Cash flows from financing activities:
        Capital contributions , net                                                      6,882,034
        Offering expenses                                                                 (890,828)
                                                                                  -------------------
                  Net cash provided by financing activities
                                                                                         5,991,206
                                                                                  -------------------

        Net change in cash and cash equivalents                                           (555,407)

        Cash and cash equivalents, beginning of period                                   2,108,647
                                                                                  -------------------
        Cash and cash equivalents, end of period                                $        1,553,240
                                                                                  ===================

        SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITY

During the nine months ended December 31, 2001, the Partnership sold limited partner units for promissory notes and subscriptions receivable totaling $212,495, net of discounts.

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For the Three and Nine Months Ended December 31, 2001
                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

The general partner of the Partnership is WNC & Associates, Inc. ("WNC"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 93.65% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 3.01% of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC as the Partnership has no employees of its own.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Nine Months Ended December 31, 2001
                                   (unaudited)

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

Method of  Accounting  for  Investments  in Limited  Partnerships
-----------------------------------------------------------------

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

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 4% (excluding sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $1,251,038 and $397,004 as of December 31, 2001 and March 31, 2001, respectively.

              WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Nine Months Ended December 31, 2001
                                   (unaudited)

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

Cash and Cash Equivalents

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of December 31, 2001, the Partnership had no cash equivalents.

Concentration of Credit Risk

At December 31, 2001, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 2001, the Partnership has acquired limited partnership interests in 6 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 215 apartment units. As of December 31, 2001, construction or rehabilitation of four of the Housing Complexes were still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

              WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Nine Months Ended December 31, 2001
                                   (unaudited)

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2001, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in local limited partnerships as of:

                                                             December 31, 2001          March 31, 2001
                                                            ---------------------      ------------------

Investments  in  limited  partnerships,   beginning  of
period                                                    $             277,895      $                -
Capital contributions  paid, net                                      7,185,197                       -
Capitalized acquisition fees and costs                                  634,779                 278,370
Equity in loss of limited partnership                                   (53,358)                      -
Amortization of capitalized acquisition fees and costs                  (15,103)                   (475)
                                                            ---------------------      ------------------

Investments in limited partnerships, end of period        $           8,029,410      $          277,895
                                                            =====================      ==================

Selected financial information for the nine months ended December 31, 2001 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested are as follows:

                                     COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2001
                                                                 --------------------

      Revenues                                                 $            229,000
                                                                 --------------------

      Expenses:
         Interest expense                                                    65,000
         Depreciation & amortization                                         85,000
         Operating expenses                                                 132,000
                                                                 --------------------
             Total expenses                                                 282,000
                                                                 --------------------

        Net loss

        Net income allocable to the Partnership                $            (53,000)
                                                                 ====================
                                                               $            (53,000)
                                                                 ====================


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Nine Months Ended December 31, 2001
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 2001, the Partnership incurred acquisition fees of $686,980. Accumulated amortization of these capitalized costs was $11,717 and $369 as of December 31, 2001 and March 31, 2001, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of December 31, 2001, the Partnership incurred acquisition costs of $196,280. Accumulated amortization of these capitalized costs was $3,522 and $106 as of December 31, 2001 and March 31, 2001, respectively.

(c) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $5,960 incurred during the nine months ended December 31, 2001.

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

Accrued fees and expenses due to the General Partner and affiliates consisted of the following as of:

                                                                 December 31, 2001          March 31, 2001
                                                                ---------------------       ---------------------

       Acquisition fees payable                              $                     -     $               24,360
       Acquisition expense payable                                                 -                      6,960
       Organization, offering, and selling costs payable                           -                     20,880
       Commissions payable                                                         -                     15,400
       Loan advanced from an affiliate                                         2,942                           -
       Asset management fees payable                                           5,960                           -
       Reimbursements for expenses paid by the
        General Partner or an affiliate                                            -                       (742)
                                                                ---------------------       ---------------------

         Total                                               $                 8,902     $               66,858
                                                                =====================       =====================


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Nine Months Ended December 31, 2001
                                   (unaudited)



NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to limited partnerships amounting to $1,278,391 at December 31, 2001 and $0 at March 31, 2001 represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - INCOME TAXES

No provision for income taxes will be recorded in the financial statements, as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 6 - SUBSCRIPTIONS AND NOTES RECEIVABLE

As of December 31, 2001, the Partnership had received subscriptions for 9,814 units which included subscriptions receivable of $0 and promissory notes of $212,495, of which $212,495 of the promissory notes were collected after December 31, 2001 and prior to the issuance of these financial statements, leaving an unpaid balance of $0. Limited partners who subscribed for ten or more units of limited partner interests ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date.

NOTE 7 - SUBSEQUENT EVENT

Subsequent to December 31,2001, the Partnership disbursed previously committed capital contribution of $525,108 to Local Limited Partnerships.

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

The following discussion and analysis discusses the results of operations for the three and nine months ended December 31, 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2001 consisted primarily of $1,553,000 in cash, and aggregate investments in the six Local Limited Partnerships of $8,029,000. Liabilities at December 31, 2001 primarily consisted of $1,278,000 of payables to limited partnerships and $9,000 in accrued fees and expenses due to the General Partner or affiliates.


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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 8
----------------------------------------------
(Registrant)

By:   WNC & Associates, Inc., General Partner



By:   /s/ Wilfred N. Cooper, Jr.
       -------------------------
Wilfred N. Cooper, Jr., President - Chief Operating Officer
                        of WNC & Associates, Inc.


Date: February 14, 2002




By:  /s/ Thomas J. Riha
  ------------------
Thomas J. Riha, Vice President - Chief Financial Officer
                                 of WNC & Associates, Inc.

Date: February 14, 2002