Form 10-K
period 2002-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 8
filed 2002-08-19
CIK 1084075

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

        x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

                                       OR


      o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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
Yes          No     X
    --------    ------------

ndicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

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

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner".) The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission on June 23, 1997, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. Such offering is closed. As of March 31, 2002, the Partnership had received and accepted subscriptions for 9,814 Units in the amount of $9,807,585, net of volume and dealer discounts of $6,415. Holders of Units are referred to herein as "Limited Partners."

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

As of March 31, 2002, the Partnership had invested in six Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the six Housing Complexes as of the dates and for the periods indicated:

                                                        -------------------------   -----------------------------------------------
                                                            As of March 31, 2002               As of December 31, 2001
                                                         -------------------------   -----------------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                   General Partner         In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location        Name                Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
505 West Main, L.P.    Vermillion,    Lewis f. Weinberg,
                       South Dakota   Weinberg Investments,
                                      Inc. and Sioux Falls
                                      Environmental Access,
                                      Inc.                  $  1,178,000  $ 1,055,000       30       0%     $ 1,592,000    $ 400,000
Atkins
Terrace, L.P.          Atkins,        River Valley Planning &
                       Arkansas       Development Corporation    263,000      147,000       25     100%         360,000      455,000

Broadway               Glenwood,      Glenwood Planning &
Terrace, L.P.          Arkansas       Development Corporation    205,000      115,000       15       0%         281,000      341,000

Butler Plaza           Butler,        MBL Development
Apartments, L.P.       Missouri       Company                    891,000      757,000       20     100%       1,231,000      144,000

TCM Haven Ltd.         College        Twin City Mission
                       Station,       Housing
                       Texas          Services Inc.            1,165,000    1,048,000       24      88%       1,504,000      326,000

Untitled Development   Memphis,       Harold E. Buehler, Sr.,
Co., L.P. - 98.0       Tennessee      and Jo Ellen Buehler     3,483,000    3,309,000      101      80%       4,613,000    1,883,000
                                                             ------------ -----------     -----   -----      ----------   ----------
                                                             $ 7,185,000  $ 6,431,000      215    71.9%     $ 9,581,000   $3,549,000
                                                             ============ ===========     =====   =====      ==========   ==========


-----------------------------------------------------------------------------------------------------------------------
                                             For the year ended
                                             December 31, 2001                       Low Income Housing Credits
------------------------------------------------------------------------------------------------------------------------
                                                            Net                Credits Allocated          Year to be
         Partnership Name            Rental Income     (Loss) Income            to Partnership         First Available
------------------------------------------------------------------------------------------------------------------------
505 West Main, L.P.                         $     -            $ (1,000)                   99.98%                  2002

Atkins Terrace, L.P.                         13,000               1,000                    99.98%                  2002

Broadway Terrace, L.P.                        6,000             (13,000)                   99.98%                  2002

Butler Plaza Apartments, L.P.                     -                    -                   99.98%                  2001

TCM Haven Ltd.                               35,000              (5,000)                   99.98%                  2001

Untitled Development Co., L.P. -
98.0                                        264,000              81,000                    99.98%                  2002
                                          ---------            ---------
                                          $ 318,000            $ 63,000
                                          =========            ========

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

(b)  At March 31, 2002, there were 497 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2002.

Item 5b.

The Partnership conducted an offering pursuant to a registration statement (Commission File No. 333-76435) which was declared effective on September 3, 1999. As of March 31, 2002, the Partnership had received subscriptions for 9,814 Units, for an aggregate amount of capital contributions of $9,807,585, net of dealer discounts of $6,370 and volume discounts of $45. At March 31, 2002, approximately $1,269,405 was paid to Associates or WNC Capital Corporation, the dealer-manager for the offering, for selling commissions, wholesaling activities and in reimbursement of other organization and offering expenses. Included therein are selling commissions of approximately $680,565 which were paid or were to be paid to non-affiliates. At March 31, 2002, approximately $8,538,225 is invested or available to be invested in Local Limited Partnership Interests or Reserves as follows:


                                                            Paid or to be
                                                               Paid to         Paid or to be
                                                              Affiliates       Paid to Others          Total
                                                            ---------------    ---------------     ---------------

Acquisition Fees through 3/31/2002                        $        686,980   $              -    $        686,980
Acquisition Costs through 3/31/2002                                196,280                  -             196,280
Reserves or available to be invested                                     -          7,654,965           7,654,965
                                                            ---------------    ---------------     ---------------

Total                                                     $        883,260   $      7,654,965    $      8,538,225
                                                            ===============    ===============     ===============

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                                     March 31
                                                                        ------------------------------------
                                                                             2002                 2001
                                                                        ----------------     ---------------
ASSETS

Cash and cash equivalents                                             $       1,127,639    $      2,108,647
Loans receivable                                                                100,000                   -
Subscriptions and notes
  receivable                                                                          -             333,194
Investments in limited partnerships, net                                      8,173,367             277,895
                                                                        ----------------     ---------------
                                                                      $       9,401,006    $      2,719,736
                                                                        ================     ===============
LIABILITIES
Payables to limited partnerships                                      $         753,283    $              -
Accrued fees and expenses due to
  general partner and affiliates                                                 12,891              66,858

PARTNERS' EQUITY                                                              8,634,832           2,652,878
                                                                        ----------------     ---------------
                                                                      $       9,401,006    $      2,719,736
                                                                        ================     ===============

Selected results of operations, cash flows, and other information for the Partnership is as follows:

                                                                                              For the period
                                                                                                  from
                                                                                              November 17,
                                                                                               2000 (date
                                                                         For the year          operations
                                                                             ended            commenced) to
                                                                        March 31, 2002       March 31, 2001
                                                                        ----------------     ----------------
Net income                                                            $          92,834    $           2,718
                                                                        ================     ================
Net income allocated to:
  General partner                                                     $              93    $              27
                                                                        ================     ================
  Limited partners                                                    $          92,741    $           2,691
                                                                        ================     ================
Net income  per limited partner
  unit                                                                $           11.48    $            0.96
                                                                        ================     ================
Outstanding weighted limited
  partner units                                                                   8,081                2,803
                                                                        ================     ================




                                                                                                      For the period
                                                                                                           from
                                                                                                       November 17,
                                                                                                        2000 (date
                                                                                   For the year         operations
                                                                                      ended            commenced) to
                                                                                  March 31, 2002      March 31, 2001
                                                                                  ---------------     ----------------
Net cash provided by (used in):
  Operating activities                                                          $         30,989    $           2,257
  Investing activities                                                                (7,198,031)            (247,050)
  Financing activities                                                                 6,186,034            2,353,440
                                                                                  ---------------     ----------------
Net change in cash and cash
  equivalents                                                                           (981,008)           2,108,647

Cash and cash equivalents,
  beginning of period                                                                  2,108,647                    -
                                                                                  ---------------     ----------------
Cash and cash equivalents, end
  of period                                                                     $      1,127,639    $       2,108,647
                                                                                  ===============     ================

Low Income Housing Credit per Unit was as follows for the period ended December 31:

                                                                                       2001                2000
                                                                                  ---------------     ----------------
Federal                                                                         $              5    $               -
State                                                                                          -                    -
                                                                                  ---------------     ----------------
Total                                                                           $              5    $               -
                                                                                  ===============     ================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Condition

The Partnership's assets at March 31, 2002 consisted primarily of $1,128,000 in cash, $8,173,000 in subscriptions receivable, and loans receivable of $100,000. Liabilities at March 31, 2002 consisted of $753,000 in payables to limited partnerships and $13,000 in advances and other payables due to the General Partner or affiliates.

Results of Operations

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. The Partnership's net income for the year ended March 31, 2002 was $93,000 reflecting an increase of $90,000 from the net income of $3,000 experienced for the year ended March 31, 2001. The increase in net income is primarily due to equity in income of limited partnerships of $98,000 for the year ended March 31, 2002 compared to zero for the year ended March 31, 2001, offset with a change in income(loss) from operations of $8,000. The increase in equity in income of limited partnerships was mainly due to the addition of six Local Limited Partnerships.

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

Cash Flows

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. Net cash used during the year ended March 31, 2002 was $(981,000), compared to net cash provided for the year ended March 31, 2001 of $2,109,000. Net cash flows used in investing activities increased by $(6,951,000) to $(7,198,000) for the year ended March 31, 2002 from $(247,000), due primarily to an increase in capital contributions paid to Local Limited Partnerships of $6,732,000. Net cash flows from financing activities increased by $3,833,000 to net cash provided from financing activities of $6,186,000 for the year ended March 31, 2002 from net cash provided by financing activities of $2,353,000 for the year ended March 31, 2001 as a result of the sale of Units during the year ended March 31, 2002. Net cash flows from operating activities increased by $29,000 to net cash provided from operating activities of $31,000 for the year ended March 31, 2002 from net cash provided by operating activities of $2,000 for the year ended March 31, 2001.

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

Other Matters

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

Since March 31, 2001, the Partnership has raised equity capital sufficient to satisfy all of its identified obligations. In this regard, the Partnership expects its future cash flows, together with its net available assets at March 31, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

Impact of New Accounting Pronouncement

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership has not yet completed its evaluation of the impact of SFAS 144 on its financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NONE.

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 8


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 8 (a California Limited Partnership) (the "Partnership") as of March 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the year ended March 31, 2002 and for the period November 17, 2000 (date operations commenced) through March 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 69% of the total assets of the Partnership at March 31, 2002. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 8 (a California Limited Partnership) as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended March 31, 2002 and for the period November 17, 2000 (date operations commenced) through March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




                                                 /s/BDO SEIDMAN, LLP
                                                    BDO SEIDMAN, LLP

Orange County, California
July 17, 2002

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                                             March 31
                                                                                   -----------------------------
                                                                                       2002            2001
                                                                                   -------------   -------------
ASSETS
Cash and cash equivalents                                                        $    1,127,639  $    2,108,647
Investments in limited partnerships, net (Notes 2 and 3)                              8,173,367         277,895
Subscriptions and notes receivable (Note 8)                                                   -         333,194
Loans receivable                                                                        100,000               -
                                                                                   -------------   -------------
                                                                                 $    9,401,006  $    2,719,736
                                                                                   =============   =============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to limited partnerships                                                 $      753,283  $            -
   Accrued fees and expenses due to General
     Partner and affiliates (Note 3)                                                     12,891          66,858
                                                                                   -------------   -------------
     Total liabilities                                                                  766,174          66,858
                                                                                   -------------   -------------
Commitments and contingencies (Note 6)

Partners' equity (deficit) (Note 8)
   General partner                                                                         (369)            (59)
   Limited partners (25,000 units authorized, 9,814 and 3,093 units
     outstanding at March 31, 2002 and 2001, respectively)                            8,635,201       2,652,937
                                                                                   -------------   -------------
     Total partners' equity                                                           8,634,832       2,652,878
                                                                                   -------------   -------------
                                                                                 $    9,401,006  $    2,719,736
                                                                                   =============   =============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                     For the Year Ended March 31, 2002, and
          For The Period November 17, 2000 (Date Operations Commenced)
                             through March 31, 2001

                                                                                                      For The Period
                                                                                                       November 17,
                                                                                                        2000 (Date
                                                                                                        Operations
                                                                                   For the year         Commenced)
                                                                                       ended              through
                                                                                    March 31, 2002      March 31, 2001
                                                                                 --------------------------------------
Interest income                                                                $           58,186  $             8,800
                                                                                 -----------------   ------------------
Operating expenses:
   Amortization (Notes 2 and 3)                                                            22,605                  475
   Asset management fees (Note 3)                                                          11,820                    -
   Legal and accounting                                                                    22,840                    -
   Other                                                                                    6,170                5,607
                                                                                 -----------------   ------------------
    Total operating expenses                                                               63,435                6,082
                                                                                 -----------------   ------------------
Income (loss) from operations                                                              (5,249)               2,718
                                                                                 -----------------   ------------------
Equity in income of limited partnerships (Note 2)                                          98,083                    -
                                                                                 -----------------   ------------------
Net income                                                                     $           92,834  $             2,718
                                                                                 =================   ==================
Net income allocated to:
   General partner                                                             $               93  $                27
                                                                                 =================   ==================
   Limited partners                                                            $           92,741  $             2,691
                                                                                 =================   ==================
Net income per limited partner unit                                            $            11.48  $              0.96
                                                                                 =================   ==================
Outstanding weighted limited partner units                                                  8,081                2,803
                                                                                 =================   ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                     For the Year Ended March 31, 2002, and
          For The Period November 17, 2000 (Date Operations Commenced)
                             through March 31, 2001

                                                               General             Limited             Total
                                                               Partner            Partners
                                                            ---------------     --------------     ---------------

Contribution from General Partner and initial limited
   partner on November 17, 2000                           $            100    $         1,000    $          1,100

Sale of limited partnership units, net of discounts
   of $1,750                                                             -          3,091,250           3,091,250

Sale of limited partnership units issued for
   promissory notes receivable (Note 8)                                  -            (45,000)            (45,000)

Offering expenses                                                     (186)          (397,004)           (397,190)

Net income                                                              27              2,691               2,718
                                                            ---------------     --------------     ---------------

Partners' equity (deficit) at March 31, 2001                           (59)         2,652,937           2,652,878

Sale of limited partnership units, net of discounts
   of $4,665                                                             -          6,716,335           6,716,335

Offering expenses                                                     (403)          (871,812)           (872,215)

Collection of promissory notes receivable (Note 8)                       -             45,000              45,000

Net income                                                              93             92,741              92,834
                                                            ---------------     --------------     ---------------
Partners' equity (deficit) at March 31, 2002              $           (369)   $     8,635,201    $      8,634,832
                                                            ===============     ==============     ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                     For the Year Ended March 31, 2002, and
          For The Period November 17, 2000 (Date Operations Commenced)
                             through March 31, 2001

                                                                                                      For The Period
                                                                                                       November 17,
                                                                                                        2000 (Date
                                                                                                        Operations
                                                                                   For the year         Commenced)
                                                                                       ended              through
                                                                                    March 31, 2002      March 31, 2001
                                                                                 --------------------------------------

Cash flows from operating activities:
   Net income                                                                  $           92,834  $             2,718
   Adjustments to reconcile net income to
     net cash provided by  operating activities:
    Amortization                                                                           22,605                  475
    Equity in income of limited partnerships                                              (98,083)                   -
    Change in interest receivable                                                               -                 (194)
    Change in due to general partner and affiliates                                        13,633                 (742)
                                                                                 -----------------   ------------------
Net cash provided by operating activities                                                  30,989                2,257
                                                                                 -----------------   ------------------
Cash flows from investing activities:
   Investments in limited partnerships, net                                            (6,431,914)                   -
   Capitalized acquisition costs and fees                                                (666,117)            (247,050)
   Loan receivable                                                                       (100,000)                   -
                                                                                 -----------------   ------------------
Net cash used in investing activities                                                  (7,198,031)            (247,050)
                                                                                 -----------------   ------------------
Cash flows from financing activities:
   Capital contributions                                                                7,094,529            2,714,350
   Offering expenses                                                                     (908,495)            (360,910)
                                                                                 -----------------   ------------------
Net cash provided by financing activities                                               6,186,034            2,353,440
                                                                                 -----------------   ------------------
Net increase (decrease) in cash and cash equivalents                                     (981,008)           2,108,647

Cash and cash equivalents, beginning of period                                          2,108,647                    -
                                                                                 -----------------   ------------------
Cash and cash equivalents, end of period                                       $        1,127,639  $         2,108,647
                                                                                 =================  ==================
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
   Taxes paid                                                                  $              800  $                 -
                                                                                 =================   ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                     For the Year Ended March 31, 2002, and
          For The Period November 17, 2000 (Date Operations Commenced)
                             through March 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization
------------

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

The general partner is WNC & Associates, Inc. ("WNC") (the "General Partner"), a California limited partnership. The chairman and president own substantially all of the outstanding stock of WNC.

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

The partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of March 31, 2002, 9,814 Units, representing subscriptions in the amount of $9,807,585, net of dealer discounts of $6,370 and volume discounts of $45, had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee (as described in Note 3) from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Year Ended March 31, 2002, and
          For The Period November 17, 2000 (Date Operations Commenced)
                             through March 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnership's are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (Notes 3 and 4).

Equity in income of limited partnerships for the year ended March 31, 2002 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Equity in losses of the limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 4% (excluding sales commissions and the dealer manager fee) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $1,269,405 and $397,190 as of March 31, 2002 and 2001.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Year Ended March 31, 2002, and
          For The Period November 17, 2000 (Date Operations Commenced)
                             through March 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of March 31, 2002 and 2001, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At March 31, 2002, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during the years ended March 31, 2002, 2001 and 2000, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership has not yet completed its evaluation of the impact of SFAS 144 on its financial position or results of operations.


NOTE 2 - LOANS RECEIVABLE
-------------------------

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder. At March 31, 2002, a loan receivable of $100,000 were due from one Local Limited Partnership.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Year Ended March 31, 2002, and
          For The Period November 17, 2000 (Date Operations Commenced)
                             through March 31, 2001

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of March 31, 2002, the Partnership has acquired limited partnership interests in six Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 215 apartment units. As of March 31, 2002 construction or rehabilitation of four of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The Partnership's investments in limited partnerships as reflected in the balance sheets at March 31, 2002, are approximately $1,899,000 greater than the Partnership's equity as shown in the Local Limited Partnerships' combined financial statements. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements (see
Note 4).

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2002, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                                                                      For The Period
                                                                                                       November 17,
                                                                                                        2000 (Date
                                                                                                        Operations
                                                                                   For the year         Commenced)
                                                                                       ended              through
                                                                                    March 31, 2002      March 31, 2001
                                                                                 --------------------------------------
Investments per balance sheet, beginning of period                    $              277,895  $                    -
Capital contributions paid, net                                                    6,431,914                       -
Capital contributions payable                                                        753,283                       -
Capitalized acquisition fees and costs                                               634,797                 278,370
Equity in income of Limited Partnerships                                              98,083                       -
Amortization of paid acquisition fees and costs                                      (22,605)                   (475)
                                                                        ---------------------   ---------------------
Investments in limited partnerships, end of period                    $            8,173,367  $              277,895
                                                                        =====================   =====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Year Ended March 31, 2002, and
          For The Period November 17, 2000 (Date Operations Commenced)
                             through March 31, 2001

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
The financial information from the individual financial statements of the Limited Partnerships include rental and interest subsidies. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the year then ended are as follows:

                        COMBINED CONDENSED BALANCE SHEET
                                                                                                      2001
                                                                                                ------------------
ASSETS

Buildings and improvements (net of accumulated depreciation
   for 2001 of $85,000)                                                                       $         6,273,000
Land                                                                                                      383,000
Construction in progress                                                                                3,467,000
Other assets                                                                                              845,000
                                                                                                ------------------

                                                                                              $        10,968,000
                                                                                                ==================
LIABILITIES AND PARTNERS' EQUITY

Mortgage and construction loans payable                                                       $         3,549,000
Other liabilities (including payables to affiliates for 2001
   of $601,000)                                                                                           795,000
                                                                                                ------------------

                                                                                                        4,344,000
                                                                                                ------------------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund VI, L.P., Series 8                                                          6,274,000
Other partners                                                                                            350,000
                                                                                                ------------------

                                                                                                        6,624,000
                                                                                                ------------------

                                                                                              $        10,968,000
                                                                                                ==================

                   COMBINED CONDENSED STATEMENT OF OPERATIONS
                                                                                                      2001
                                                                                                ------------------

Revenues                                                                                      $           339,000
                                                                                                ------------------

Expenses:
    Operating expenses                                                                                    117,000
    Interest expense                                                                                       74,000
    Depreciation and amortization                                                                          85,000
                                                                                                ------------------

Total expenses                                                                                            276,000
                                                                                                ------------------

Net income                                                                                    $            63,000
                                                                                                ==================

Net income allocable to the Partnership                                                       $            63,000
                                                                                                ==================

Net income recorded by the Partnership                                                        $            98,000
                                                                                               ==================

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Year Ended March 31, 2002, and
          For The Period November 17, 2000 (Date Operations Commenced)
                             through March 31, 2001

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

          Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2002 and 2001, the Partnership incurred acquisition fees of $686,980 and $216,510 which have been included in investments in limited partnerships. Accumulated amortization of these capitalized costs was $17,444 as of March 31, 2002.

          Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of March 31, 2002 and 2001, the Partnership incurred acquisition costs of $196,280 and $61,860, respectively, which have been included in investments in limited partnerships. Accumulated amortization was $5,159 as of March 31, 2002.

          An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $11,820 and $0 were incurred during the periods ended March 31, 2002 and 2001, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                                            March 31
                                                                                ----------------------------------
                                                                                     2002               2001
                                                                                ---------------    ---------------
Acquisition fees payable                                                      $              -   $         24,360
Acquisition expenses payable                                                                 -              6,960
Organizational, offering and selling costs payable                                           -             20,880
Commissions payable                                                                          -             15,400
Asset management fees payable                                                           11,820                  -
Reimbursements for expenses paid by the General Partner or an affiliate                  1,071               (742)
                                                                                ---------------    ---------------
Total                                                                         $         12,891   $         66,858
                                                                                ===============    ===============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Year Ended March 31, 2002, and
          For The Period November 17, 2000 (Date Operations Commenced)
                             through March 31, 2001


NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the year ended March 31, 2002:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2002
               ----

Income                                $         12,000    $         21,000   $         18,000    $          7,000

Operating expenses                              (6,000)            (21,000)           (17,000)            (19,000)
                                        ---------------     ---------------    ---------------     ---------------
Equity in income (losses) of
     limited partnerships                            -             (17,000)           (36,000)            151,000
                                        ---------------     ---------------    ---------------     ---------------
Net income (loss)                     $          6,000    $        (17,000)  $         (35,000)  $        139,000
                                        ===============     ===============    ===============     ===============
Income (loss) available to
     limited partner                  $          6,000    $        (17,000)  $         (35,000)  $        139,000
                                        ===============     ===============    ===============     ===============
Earnings (loss) per limited
     partnership unit                 $              1    $             (2)  $              (4)  $             16
                                        ===============     ===============    ===============     ===============

NOTE 6 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 7 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the accompanying financial statements, as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 8 - SUBSCRIPTIONS AND NOTES RECEIVABLE
-------------------------------------------

As of March 31, 2002, the Partnership had received subscriptions for 9,814 units, for an aggregate amount of capital contributions of $9,807,585, net of dealer discounts of $6,370 and volume discounts of $45.

As of March 31, 2001, the Partnership had received subscriptions for 3,093 units which included subscriptions receivable of $333,000 and promissory notes of $45,000. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date.

NOTE 9 - SUBSEQUENT EVENT
-------------------------

Payments to Local Limited Partnerships subsequent to March 31, 2002 and through July 17, 2002 totaled $116,500.

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

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholder of WNC & Associates, Inc. is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 71, is the founder, Chairman, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 39, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 47, became Chief Financial Officer effective January 2001. Prior to his appointment as Chief Financial Officer he was Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 56, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Michael J. Gaber, age 36, is Vice President - Acquisitions and a member of the Acquisitions Committee of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been employed with WNC since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with the H.F. Ahmanson company, parent to Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

David Turek, age 47, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 65, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr. and the mother of Wilfred N. Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership accrued or paid the General Partner or its affiliates as of March 31, 2002 and 2001 approximately $1,269,000 and $397,000 for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, approximately $681,000 and $212,000 as of March 31, 2002 and 2001 was paid or to be paid to unaffiliated persons participating in the Partnership's offering.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's Offering ("Gross Proceeds"). As of March 31, 2002 and 2001 the aggregate amount of acquisition fees paid or accrued was approximately $687,000 and $217,000.

(c) Acquisition Expense. The Partnership reimbursed the General Partner for acquisition expenses in an amount equal to 2% of the Gross Proceeds, pursuant to the terms of the partnership agreement. As of March 31, 2002 and 2001, the aggregate amount of acquisition fees paid or accrued was approximately $196,000 and $62,000.

(d)      Annual  Asset  Management  Fee. An annual  asset  management  fee in an amount equal to 0.2% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees were approximately $12,000 and $0 for the year ended March 31, 2002, and for the period November 17, 2000 (date of operations commenced) through March 31, 2001.

(e) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $208,362 and $6,348 during the year ended March 31, 2002 and for the period November 17, 2000 (date operations commenced) through March 31, 2001, expended by such persons on behalf of the Partnership.

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

(g)      Interest in Partnership.  The General Partner  receives 0.1% of the Low
         Income Housing Credits which approximated $49 and $0 for the years ended December 31, 2001 and 2000. The General Partners are also entitled to receive 0.1% of cash distributions. There were no distributions of cash to the General Partner during the year ended March 31, 2002 and the period November 17, 2000 (date operations commenced) through March 31, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners
         ------------------------------------------------

         No person is known to own beneficially in excess of 5% of the outstanding Units.

(b)      Security Ownership of Management
         ---------------------------------

         Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(c)      Changes in Control
         ------------------

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:
         -----------------------------------------------

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheet, March 31, 2002 and 2001
         Statements of Operations for the year ended March 31, 2002 and for the period November 17, 2000 (Date Operations Commenced) through March 31, 2001
         Statements of Partners' Equity (Deficit) for the year ended March 31,
           2002 and for the period November 17, 2000 (Date Operations Commenced) through March 31, 2001
         Statements of Cash Flows for the year ended March 31, 2002 and for the period November 17, 2000 (Date Operations Commenced) through March 31, 2001
         Notes to Financial Statements

(b)      Reports on Form 8-K.
         -------------------

         NONE.

(c)      Exhibits.
         --------

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

10.2 Amended and Restated Agreement of Limited Partnership of Butler Plaza Apts., II L.P. filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 19, 2001 is hereby incorporated herein by reference as
         Exhibit 10.2.

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

10.5 First Amendment to the Amended and Restated Agreement of Limited Partnership of TCM Haven, Limited Partnership filed in Post-Effective Amendment dated November 27, 2001 is hereby incorporated herein by reference as Exhibit 10.5.

10.6 First Amendment to the Amended and Restated Agreement of Limited Partnership of Atkins Terrace Limited Partnership filed in Post-Effective Amendment dated November 27, 2001 is hereby incorporated herein by reference as Exhibit 10.6.

10.7 First Amendment to the Amended and Restated Agreement of Limited Partnership of Broadway Terrace Limited Partnership filed in Post-Effective Amendment dated November 27, 2001 is hereby incorporated herein by reference as Exhibit 10.7.

21.1 Financial Statements of United Development Co., L.P., 98.0, as of and for the year ended December 31, 2001 together with Independent Auditors Report thereon; a significant subsidiary of the Partnership.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 8


The audits referred to in our report dated July 17, 2002, relating to the 2002 and 2001 financial statements of WNC Housing Tax Credit Fund VI, L.P., Series 8 (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.




                                                 /s/BDO SEIDMAN, LLP
                                                    BDO SEIDMAN, LLP

Orange County, California
July 17, 2002

WNC Housing Tax Credit Fund VI, L.P., Series 8
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2002                        As of December 31, 2001
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
505 West Main, L.P.             Vermillion,
                                South Dakota     $ 1,178,000     $  1,055,000 $   400,000   $  1,523,000           -      $1,523,000

Atkins Terrace, L.P.            Atkins, Arkansas     263,000          147,000     455,000        589,000   $  (3,000)        586,000

Broadway Terrace, L.P.          Glenwood, Arkansas   205,000          115,000     341,000        454,000      (2,000)        452,000

Butler Plaza Apartments, L.P.   Butler, Missouri     891,000          757,000     144,000      1,348,000           -       1,348,000

TCM Haven Ltd.                  College Station,
                                Texas              1,165,000        1,048,000     326,000      1,490,000     (19,000)      1,471,000

Untitled Development            Memphis,
Co., L.P. -98.0                 Tennessee          3,483,000        3,309,000   1,883,000      4,804,000     (61,000)      4,743,000
                                                 ------------      ---------- -----------   ------------   ----------   ------------
                                                 $ 7,185,000       $6,431,000 $ 3,549,000   $ 10,208,000   $ (85,000)   $ 10,123,000
                                                 ============      ========== ===========   ============   ==========   ============

WNC Housing Tax Credit Fund VI, L.P., Series 8
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                     -------------------------------------------------------------------------------
                                                                 For the year ended December 31, 2002
                                     -------------------------------------------------------------------------------
                                                                      Year
                                     Rental          Net Income    Investment                Estimated Useful Life
          Partnership Name           Income            (Loss)       Acquired     Status            (Years)
----------------------------------------------------------------- ---------------------------------------------------
                                                                                    Under
505 West Main, L.P.                          -      $ (1,000)        2001    Construction              40         2002

                                                                                    Under
                                                                            Construction/
Atkins Terrace, L.P.                  $ 13,000         1,000         2001  Rehabilitation              30         2002

                                                                                    Under
Broadway Terrace, L.P.                   6,000       (13,000)        2001    Construction              30         2002

Butler Plaza Apartments, L.P.                -              -        2001       Completed                         2001

TCM Haven Ltd.                          35,000        (5,000)        2001       Completed              40         2001

Untitled Development Co., L.P. -                                                    Under
98.0                                   264,000        81,000         2001    Construction            27.5         2002
                                     ---------      --------
                                     $ 318,000      $ 63,000
                                     =========      ========

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 8

By:  WNC & Associates, Inc.         General Partner



By:  /s/ Wilfred N. Cooper, Jr.
     -------------------------
Wilfred N. Cooper, Jr.     President and
and Operating Officer of WNC & Associates, Inc.

Date:  August 07, 2002



By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha    Vice-President and
Chief Financial Officer of WNC & Associates, Inc.

Date:  August 07, 2002




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  /s/ Wilfred N. Cooper, Sr.
    --------------------------
Wilfred N. Cooper, Sr.     Chairman and Chief Executive Officer of
                           WNC & Associates, Inc.

Date:  August 07, 2002



By:  /s/ David N. Shafer
     -------------------
David N Shafer             Director of WNC & Associates, Inc.

Date:  August 07, 2002


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of WNC Housing Tax Credit Fund VI, L.P., Series 8 (the "Partnership") for the year ended March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Wilfred N. Cooper, Sr., Chairman and Chief Executive Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/WILFRED N. COOPER, SR.
Wilfred N. Cooper, Sr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.
August 7, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of WNC Housing Tax Credit Fund VI, L.P., Series 8 (the "Partnership") for the year ended March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Thomas J. Riha, Chief Financial Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/THOMAS J. RIHA
Thomas J. Riha
Chief Financial Officer of WNC & Associates, Inc.
August 7, 2002