Form 10-K/A
period 2002-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 8
filed 2002-08-19
CIK 1084075

FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

        x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                AMENDMENT NO. 1

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