Form 10-Q
period 2002-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 8
filed 2002-10-08
CIK 1084075

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

 Yes _____ No X

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)


                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2002



PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
       June 30, 2002 and March 31, 2002........................................3

     Statements of Operations
       For the three months ended June 30, 2002 and 2001.......................4

     Statement of Partners' Equity (Deficit)
       For the three months ended June 30, 2002................................5

     Statements of Cash Flows
       For the three months ended June 30, 2002 and 2001.......................6

     Notes to Financial Statements.............................................7

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

     Certification Pursuant To 18 U.S.C. Section 1350.........................16

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                               June 30, 2002              March 31, 2002
                                                               -------------              --------------
ASSETS                                                          (unaudited)

    Cash and cash equivalents                            $             1,004,246     $             1,127,639
    Loans receivable (Note 2)                                            100,000                     100,000
    Investments in limited partnerships (Note 3)                       8,181,576                   8,173,367
                                                           ----------------------      ----------------------

Total Assets                                             $             9,285,822     $             9,401,006
                                                           ======================      ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

     Payables to limited partnerships  (Note 5)          $               636,783     $               753,283
     Accrued fees and expenses due to
       General Partner and affiliates  (Note 4)                           13,145                      12,891
                                                           ----------------------      ----------------------

Total Liabilities                                                        649,928                     766,174
                                                           ----------------------      ----------------------

Commitment and contingencies

Partners'  Equity  (Deficit)


     General partner                                                        (368)                       (369)
     Limited partners (25,000 units authorized
       and 9,814 units issued and  outstanding
       at June 30, 2002 and March 31, 2002)                            8,636,262                   8,635,201
                                                           ----------------------      ----------------------


     Total Partners' Equity                                            8,635,894                   8,634,832
                                                           ----------------------      ----------------------


Total liabilities and partners' equity                   $             9,285,822     $             9,401,006
                                                           ======================      ======================




                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)


                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2002 and 2001
                                   (unaudited)




                                                              2002                          2001
                                                    ------------------------      -----------------------
                                                          Three Months                 Three Months
                                                    ------------------------      -----------------------


   Interest Income                                $                 5,033       $                 11,629
                                                    ------------------------      -----------------------

   Operating expenses
   Amortization                                                     7,502                          2,726
   Asset Management fees                                            5,871                            956
   Legal and accounting fees                                         3675                          1,454
   Other                                                            2,634                            873
                                                    ------------------------      -----------------------

        Total operating expenses                                   19,682                          6,009
                                                    ------------------------      -----------------------


   Income (loss) from operations                                  (14,649)                         5,620
                                                    ------------------------      -----------------------

   Equity in income of limited partnership                         15,711                             -
                                                    ------------------------      -----------------------


   Net income                                     $                 1,062       $                  5,620
                                                    ========================      =======================

   Net income allocated to :
        General Partner                           $                     1       $                      6
                                                    ========================      =======================

        Limited Partners                          $                 1,061       $                  5,614
                                                    ========================      =======================

   Net income per limited partner unit            $                  0.11       $                      1
                                                    ========================      =======================

   Outstanding weighted limited partner units                       9,814                          4,535
                                                    ========================      =======================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2002
                                   (unaudited)



                                                         General Partner        Limited Partners              Total
                                                       --------------------   --------------------     --------------------

Partners' equity (deficit), March 31, 2002           $                (369)  $         8,635,201     $          8,634,832

Net income                                                               1                 1,061                    1,062
                                                       --------------------    --------------------    --------------------

Partners' equity (deficit), June 30, 2002            $                (368)  $         8,636,262     $          8,635,894

                                                       ====================    ====================    ====================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2002 and 2001
                                   (unaudited)

                                                                      2002                      2001
                                                             -------------------      ---------------------
Cash flows from operating activities:
    Net income                                               $            1,062      $                5,620
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Equity in income of limited partnership                         (15,711)                          -
        Amortization                                                      7,502                       2,726
        Accrued fees and expenses due to
          General Partner and affiliates                                  3,214                       3,284
                                                              -------------------      ---------------------
    Net cash provided by (used in) operating activities                  (3,933)                     11,630
                                                              -------------------      ---------------------

Cash flows from investing activities:
        Investments in limited partnerships, net                              -                  (3,378,980)
        Acquisition costs and fees                                            -                    (271,027)
        Notes payable to limited partnerships                          (116,500)                          -
                                                              -------------------      ---------------------

    Net cash used in investing activities                              (116,500)                 (3,650,007)
                                                              -------------------      ---------------------

Cash flows from financing activities:
        Capital contributions, net                                            -                   2,581,220
        Offering expense                                                      -                    (344,293)
        Financing fee payable                                            (2,960)                          -
                                                              -------------------      ---------------------
    Net cash provided by (used in) financing activities                  (2,960)                  2,236,927
                                                              -------------------      ---------------------

    Net change in cash and cash equivalents                            (123,393)                 (1,401,450)

    Cash and cash equivalents, beginning of period                    1,127,639                   2,108,647
                                                              -------------------      ---------------------
    Cash and cash equivalents, end of period                $         1,004,246      $              707,197
                                                              ===================      =====================
    SUPPLEMENTAL DISCLOSURE OF
      CASH FLOW INFORMATION
        Taxes paid                                          $               800      $                  800
                                                              ===================      =====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                       For the Quarter Ended June 30, 2002
                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

The general partner is WNC & Associates, Inc. ("WNC") (the "General Partner"), a California limited partnership. The chairman and president own substantially all of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC, as the Partnership has no employees of its own.

The partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of June 30, 2002, 9,814 Units, representing subscriptions in the amount of $9,807,585, net of dealer discounts of $6,370 and volume discounts of $45, had been accepted. The General Partner has 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2002
                                   (unaudited)

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

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership intends to account for its investments in limited partnerships using the equity method of accounting, whereby the Partnership will adjust its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments will be capitalized as part of the investment and amortized over 30 years (Note 3).

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 4% (excluding sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $1,269,405 as of June 30, 2002 and March 31, 2002.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2002
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of June 30, 2002, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At June 30, 2002, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all the periods presented, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership does not expect SFAS 144 to have a material impact on the Partnership's financial position or results of operations

Reclassification.
-----------------

Certain prior period balances have been reclassified to conform to the presentation for the three months ended June 30, 2002.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2002
                                   (unaudited)

NOTE 2 - LOANS RECEIVABLE
-------------------------

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder. At June 30, 2002, a loan receivable of $100,000 was due from one Local Limited Partnership.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of June 30, 2002, the Partnership has acquired limited partnership interests in six Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 215 apartment units. As of June 30, 2002, construction or rehabilitation of four of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2002, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in local limited partnerships as of:

                                                               June 30, 2002            March 31, 2002
                                                            ---------------------      ------------------
Investments  in  limited  partnerships,
   beginning of period                                    $           8,173,367      $          277,895
Capital contributions  paid, net                                              -               6,431,914
Capital contributions payable                                                 -                 753,283
Capitalized acquisition fees and costs                                        -                 634,797
Equity in income of limited partnership                                  15,711                  98,083
Amortization of capitalized acquisition fees and costs                   (7,502)                (22,605)
                                                            ---------------------      ------------------

Investments in limited partnerships, end of period        $           8,181,576      $        8,173,367
                                                            =====================      ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2002
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------

Selected financial information for the three months ended June 30, 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested are as follows:

                   COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                        2002
                                                                 --------------------

      Revenues                                                 $             85,000
                                                                 --------------------

      Expenses:
         Interest expense                                                    19,000
         Depreciation & amortization                                         21,000
         Operating expenses                                                  29,000
                                                                 --------------------
             Total expenses                                                  69,000
                                                                 --------------------

      Net income                                               $             16,000
                                                                 ====================
      Net income allocable to the Partnership                  $             16,000
                                                                 ====================
      Net income recorded by the Partnership                   $             16,000
                                                                 ====================

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, 2002 and March 31, 2002, the Partnership incurred acquisition fees of $686,980. Accumulated amortization of these capitalized costs was $23,171 and $17,444 as of June 30, 2002 and March 31, 2002, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of June 30, 2002 and March 31, 2002, the Partnership incurred acquisition costs of $196,280. Accumulated amortization of these capitalized costs was $6,796 and $5,159 as of June 30, 2002 and March 31, 2002, respectively.

(c) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $5,871 and $11,820 were incurred during the three months ended June 30, 2002 and the year ended March 31, 2002, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2002
                                   (unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS, CONTINUED
----------------------------------------------

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

Accrued fees and expenses due to the General Partner and affiliates consisted of the following as of:

                                                                    June 30, 2002              March 31, 2002
                                                                ---------------------       ---------------------

       Asset management fees payable                         $                11,816     $                11,820
       Reimbursements for expenses paid by the
        General Partner or an affiliate                                        1,329                       1,071
                                                                ---------------------       ---------------------

         Total                                               $                13,145     $                12,891
                                                                =====================       =====================


NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $636,783 at June 30, 2002 and $753,283 at March 31, 2002 represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 6 - INCOME TAXES
---------------------

No provision for income taxes will be recorded in the financial statements, as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 7 - SUBSEQUENT EVENT
-------------------------

In July 2002, the Partnership repaid $89,103 in payables to one local limited partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

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

The following discussion and analysis discusses the results of operations for the three months ended June 30, 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition
-------------------

The Partnership's assets at June 30, 2002 consisted primarily of $1,004,000 in cash, loans receivable of $100,000 and aggregate investments in the six Local Limited Partnerships of $8,182,000. Liabilities at June 30, 2002 primarily consisted of $637,000 of payables to limited partnerships and $13,000 in accrued expenses and management fees due to the General Partner or affiliates.

Results of Operations
---------------------

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001. The Partnership's net income for the three months ended June 30, 2002 was $1,000 reflecting a decrease of $5,000 from the net income of $6,000 experienced for the three months ended June 30, 2001. The decrease in net income is primarily due to the increase in loss from operating activities by $(21,000) from $6,000 for the three months ended June 30, 2001 to $(15,000) for the three months ended June 30, 2002. The increase in loss from operating activities is due to a decrease in interest income of $(7,000) for the three months ended June 30, 2002 and an increase in loss in operating expenses of $14,000, which consist of an increase in amortization expense by $5,000, an increase in asset management fees by $5,000, an increase in legal and accounting fees by $2,000, and an increase in other expenses by $2,000 for the three month ended June 30, 2002. The increase in loss from operating activities is offset by an increase of equity in income by $16,000 from $0 for the three months ended June 30, 2001 to $16,000 for the three months ended June 30, 2002.

Cash Flows
----------

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001. Net decrease in cash during the three months ended June 30, 2002 was $(123,000), compared to a net decrease in cash for the three months ended June 30, 2001 of $(1,401,000) reflecting a decrease of $(1,278,000). The decrease in net cash used is due primarily to $(2,240,000) decrease in net cash provided by financing activities due to the completion of syndication process. The decrease in cash provided by financing activities was offset by the decrease by $3,533,000 of cash used in investing activities, due to capital contributing to Local Limited Partnerships, and a decrease in cash provided by operating activities of $(16,000) to $(4,000) during the three months ended June 30, 2002 from $12,000 for the three months June 30, 2001.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 8
----------------------------------------------
(Registrant)

By:   WNC & Associates, Inc., General Partner




By:   /s/ Wilfred N. Cooper, Jr.
       -------------------------
Wilfred N. Cooper, Jr.
President and Chief Operating Officer of WNC & Associates, Inc.


Date:  August 30, 2002




By:  /s/ Thomas J. Riha
      -----------------
Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  August 30, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of WNC Housing Tax Credit VI, L.P., Series 8 (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Wilfred N. Cooper, Sr., Chairman and Chief Executive Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.




/s/WILFRED N. COOPER, SR.
-------------------------
Wilfred N. Cooper, Sr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.
August 30, 2002




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of WNC Housing Tax Credit VI, L.P., Series 8 (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Thomas J. Riha, Chief Financial Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.




/s/THOMAS J. RIHA
-----------------
Thomas J. Riha
Chief Financial Officer of WNC & Associates, Inc.
August 30, 2002