Form 10-Q
period 2002-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 8
filed 2003-04-09
CIK 1084075

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

Yes _____  No X

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes _____  No X

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)


                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2002





PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
       December 31, 2002 and March 31, 2002...................................3

     Statements of Operations
       For the three and nine months ended December 31, 2002 and 2001.........4

     Statement of Partners' Equity (Deficit)
       For the nine months ended December 31, 2002............................5

     Statements of Cash Flows
       For the nine months ended December 31, 2002 and 2001...................6

     Notes to Financial Statements............................................7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................13

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....15

     Item 4.  Controls and Procedures........................................15

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................15

     Item 5.  Other Information..............................................15

     Item 6.  Exhibits and Reports on Form 8-K...............................15

     Signatures..............................................................16

     Certifications..........................................................17

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                                 BALANCE SHEETS






                                                             December 31, 2002            March 31, 2002
ASSETS                                                          (unaudited)

    Cash and cash equivalents                           $               702,212     $             1,127,639
    Loans receivable (Note 2)                                                 -                     100,000
    Investments in limited partnerships (Note 3)                      7,998,381                   8,173,367
                                                           ----------------------      ----------------------

Total Assets                                             $             8,700,593     $            9,401,006
                                                           ======================      ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

     Payables to limited partnerships  (Note 5)          $               240,600     $              753,283
     Accrued fees and expenses due to
       General Partner and affiliates  (Note 4)                           12,388                     12,891
                                                           ----------------------      ----------------------

Total Liabilities                                                        252,988                    766,174
                                                           ----------------------      ----------------------

Commitment and contingencies

Partners'  Equity  (Deficit)


     General partner                                                       (556)                       (369)
     Limited partners (25,000 units authorized
       and 9,814 units issued and  outstanding
       at December 31, 2002 and March 31, 2002)                        8,448,161                  8,635,201
                                                           ----------------------      ----------------------


     Total Partners' Equity                                            8,447,605                  8,634,832
                                                           ----------------------      ----------------------

Total liabilities and partners' equity                   $             8,700,593     $             9,401,006
                                                           ======================      ======================



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)


                            STATEMENTS OF OPERATIONS

      For the Three Months and Nine Months Ended December 31, 2002 and 2001
                                   (unaudited)



                                                             2002                                    2001
                                                -------------------------------         --------------------------------
                                                    Three             Nine                  Three              Nine
                                                   Months            Months                Months             Months
                                                -------------     -------------         --------------    --------------

   Interest Income                            $      2,064   $         11,355         $      18,795     $       51,237
                                                -------------     -------------         --------------    --------------

   Operating expenses
   Amortization                                      7,613             22,839                 7,604             15,103
   Asset Management fees                             5,871             17,613                 5,881              5,960
   Legal and accounting fees                         6,182             14,582                 3,573             19,005
   Other                                             1,203              4,641                   388              4,787
                                                -------------     -------------         --------------    --------------

        Total operating expenses                    20,869             59,675                17,446             44,855
                                                -------------     -------------         --------------    --------------


   Income (loss) from operations                   (18,805)           (48,320)                1,349              6,382

   Equity in losses of limited
   partnerships                                    (40,453)          (138,907)             (36,668)            (53,358)
                                                -------------     -------------         --------------    --------------

   Net loss                                   $    (59,258)     $    (187,227)        $    (35,319)     $      (46,976)
                                                =============     =============         ==============    ==============

   Net loss allocated to :
        General Partner                       $        (59)     $        (187)        $        (35)     $          (47)
                                                =============     =============         ==============    ==============

        Limited Partners                      $    (59,199)     $    (187,040)        $    (35,284)     $      (46,929)
                                                =============     =============         ==============    ==============

   Net loss per limited partner unit          $         (6)     $         (19)        $         (4)     $           (6)
                                                =============     =============         ==============    ==============

   Outstanding weighted
     limited partner units                           9,814              9,814                 9,814              7,503
                                                =============     =============         ==============    ==============


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2002
                                   (unaudited)



                                                         General Partner        Limited Partners              Total

Partners' equity (deficit), March 31, 2002           $               (369)   $         8,635,201     $          8,634,832

Net loss                                                             (187)             (187,040)                (187,227)
                                                       --------------------    --------------------    --------------------

Partners' equity (deficit), December 31, 2002        $               (556)   $         8,448,161     $          8,447,605
                                                       ====================    ====================    ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)


                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2002 and 2001
                                   (unaudited)

                                                                     2002                        2001
Cash flows from operating activities:
    Net loss                                                $          (187,227)     $             (46,976)
    Adjustments to reconcile net income to
    net
      cash provided by operating activities:
        Equity in losses of limited partnerships                        138,907                     53,358
        Amortization                                                     22,839                     15,103
        Accounts receivable                                                   -                     (4,837)
        Accrued fees and expenses due to
          General Partner and affiliates                                  2,457                      9,644
                                                              -------------------      ---------------------
    Net cash provided by (used in) operating activities                 (23,024)                    26,292
                                                              -------------------      ---------------------

Cash flows from investing activities:
        Investments in limited partnerships, net                       (405,443)                (5,906,806)
        Acquisition costs and fees                                            -                   (666,099)
        Distributions from limited partnerships                           6,000                          -
                                                              -------------------      ---------------------

    Net cash used in investing activities                              (399,443)                (6,572,905)
                                                              -------------------      ---------------------

Cash flows from financing activities:
        Capital Contribution, net                                             -                  6,882,034
        Offering expense                                                 (2,960)                  (890,828)
                                                              -------------------      ---------------------
    Net cash provided by (used in) financing activities                  (2,960)                 5,991,206
                                                              -------------------      ---------------------

    Net change in cash and cash equivalents                            (425,427)                  (555,407)

    Cash and cash equivalents, beginning of period                    1,127,639                  2,108,647
                                                              -------------------      ---------------------
    Cash and cash equivalents, end of period                $           702,212      $           1,553,240
                                                              ===================      =====================
    SUPPLEMENTAL DISCLOSURE OF
      CASH FLOW INFORMATION
        Taxes paid                                          $               800      $                 800
                                                              ===================      =====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

Organization

WNC Housing Tax Credit Fund, VI, L.P., Series 8 (the "Partnership") was formed under the California Revised Limited Partnership Act on September 16, 1997 and commenced operations on November 17, 2000, the effective date of its public offering pursuant to the Securities and Exchange Commission's approval of the Partnership's Pre-Effective Amendment No. 5 to Form S-11 initially filed on July 16, 1999. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies which will own and operate multifamily housing complexes that are eligible for low-income housing federal and, in certain cases, California income tax credits ("Low-income Housing Credit").

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

The partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of December 31, 2002, 9,814 Units, representing subscriptions in the amount of $9,807,585, net of dealer discounts of $6,370 and volume discounts of $45, had been accepted. The General Partner has 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   For the Quarterly Period December 31, 2002
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low-income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low-income housing credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the low-income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low-income housing credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

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

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 4% (excluding sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $1,269,405 as of December 31, 2002 and March 31, 2002.

               WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   For the Quarterly Period December 31, 2002
                                   (unaudited)

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

Cash and Cash Equivalents

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of December 31, 2002, the Partnership had no cash equivalents.

Concentration of Credit Risk

At December 31, 2002, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

New Accounting Pronouncements

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. SFAS 144 is not expected to have a material impact on the Partnership's financial position or results of operations.

In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 is not expected to have a material impact on the Partnership's financial position or results of operations.

Reclassification.

Certain prior period balances have been reclassified to conform to the presentation for the nine months ended December 31, 2002.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   For the Quarterly Period December 31, 2002
                                   (unaudited)

NOTE 2 - LOANS RECEIVABLE

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder. At March 31, 2002, loan receivable of $100,000 was due from one Local Limited Partnership which has been offset against capital contributions payable to that Local Limited Partnership as of December 31, 2002.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 2002, the Partnership has acquired limited partnership interests in six Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 215 apartment units. As of December 31, 2002, construction or rehabilitation of the Housing Complexes has been completed. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2002, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in local limited partnerships as of:

                                                             December 31, 2002          March 31, 2002
                                                            ---------------------      ------------------

Investments  in  limited  partnerships,   beginning  of
period                                                    $           8,173,367      $          277,895
Capital contributions  paid, net                                              -               6,431,914
Capital contributions payable                                                 -                 753,283
Capitalized acquisition fees and costs                                        -                 634,797
Equity in (loss) income of limited partnership                         (138,907)                 98,083
Distributions from limited partnerships                                  (6,000)                      -
Amortization of capitalized acquisition fees and costs                  (22,839)                (22,605)
Other                                                                    (7,240)                       -
                                                            ---------------------      ------------------

Investments in limited partnerships, end of period        $           7,998,381      $        8,173,367
                                                            =====================      ==================


               WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   For the Quarterly Period December 31, 2002
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, CONTINUED

Selected financial  information for the nine months ended December 31, 2002 from
the  unaudited   combined   condensed   financial   statements  of  the  limited
partnerships in which the Partnership has invested are as follows:

      COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                          2002                      2001
                                                                 --------------------         ------------------

      Revenues                                                 $            438,000                    229,000
                                                                 --------------------         ------------------

      Expenses:
         Interest expense                                                   141,000                     65,000
         Depreciation & amortization                                        219,000                     85,000
         Operating expenses                                                 217,000                    132,000
                                                                 --------------------         ------------------
             Total expenses                                                 577,000                    282,000
                                                                 --------------------         ------------------

      Net loss                                                 $          (139,000)                    (53,000)
                                                                 ====================         ==================
      Net loss allocable to the Partnership                    $          (139,000)                    (53,000)
                                                                 ====================         ==================
      Net loss recorded by the Partnership                     $          (139,000)                    (53,000)
                                                                 ====================         ==================

NOTE 4 - RELATED PARTY TRANSACTIONS

The Partnership has no officer, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 2002 and March 31, 2002, the Partnership incurred acquisition fees of $686,980. Accumulated amortization of these capitalized costs was $34,625 and $17,444 as of December 31, 2002 and March 31, 2002, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of December 31, 2002 and March 31, 2002, the Partnership incurred acquisition costs of $196,280. Accumulated amortization of these capitalized costs was $10,070 and $5,159 as of December 31, 2002 and March 31, 2002, respectively.

(c) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $17,613 and $5,690 were incurred during the nine months ended December 31, 2002 and 2001, respectively.

               WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   For the Quarterly Period December 31, 2002
                                   (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS, CONTINUED

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

Accrued fees and expenses due to the General Partner and affiliates consisted of the following as of:

                                                                  December 31, 2002         March 31, 2002
                                                                ----------------------      ---------------------

       Asset management fees payable                         $                 11,817    $                11,820
       Reimbursements for expenses paid by the
        General Partner or an affiliate                                           571                      1,071
                                                                ----------------------      ---------------------

         Total                                               $                 12,388    $                12,891
                                                                ======================      =====================

NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to limited partnerships amounting to $240,600 at December 31, 2002 and $753,283 at March 31, 2002 represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 6 - INCOME TAXES

No provision for income taxes will be recorded in the financial statements, as any liability for income taxes is the obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward-looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

Risks and uncertainties inherent in forward-looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low-income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the condensed Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis discusses the results of operations for the three and nine months ended December 31, 2002 and December 31, 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2002 consisted primarily of $702,000 in cash and aggregate investments in the six Local Limited Partnerships of $7,998,000. Liabilities at December 31, 2002 primarily consisted of $241,000 of notes payable to limited partnerships and $12,000 in accrued expenses and management fees due to the General Partner or affiliates.

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001. The Partnership's net loss for the three months ended December 31, 2002 was $(59,000) reflecting an increase of $(24,000) from the net loss of $(35,000) experienced for the three months ended December 31, 2001. The increase in net loss is primarily due to an increase of equity in losses from limited partnerships of $(3,000) from $(37,000) for the three months ended December 31, 2001 to $(40,000) for the three months ended December 31, 2002 along with a decrease in interest income of $17,000 for the three months ended December 31, 2002, and an increase in operating expenses of $4,000 for the three months ended December 31, 2002.

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001. The Partnership's net loss for the nine months ended December 31, 2002 was $(187,000) reflecting an increase of $(140,000) from the net loss of $(47,000) experienced for the nine months ended December 31, 2001. The increase in net loss is primarily due to an increase of equity in losses from limited partnerships of $(86,000) from $(53,000) for the nine months ended December 31, 2001 to $(139,000) for the nine months ended December 31, 2002 as properties became fully operational. Along with the equity in losses from limited partnerships, loss from operations increased by $(54,000) from $6,000 of income for the nine months ended December 31, 2001 to a $(48,000) loss for the nine months ended December 31, 2002. The change in income/(loss) from operations is due primarily to a decrease in interest income of $40,000 for the nine months ended December 31, 2002 and an increase in operating expenses of $15,000 due primarily to an increase in amortization expense and asset management fees as addditional Local Limited Partnerships commenced operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001. Net decrease in cash during the nine months ended December 31, 2002 was $(425,000), compared to a net decrease in cash for the nine months ended December 31, 2001 of $(555,000) reflecting a decrease of $130,000 The change in net cash used is due primarily to a $5,994,000 decrease in net cash provided by financing activities due to the completion of syndication process. The decrease in cash provided by financing activities was offset by the decrease of $6,173,000 of cash used in investing activities, due to the decrease in capital contributions to Local Limited Partnerships as their balances were paid down, and was offset by a change in cash used and provided by operating activities of $(49,000) to approximately $(23,000) used during the nine months ended December 31, 2002 compared to $26,000 provided for the nine months December 31, 2001.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         NOT APPLICABLE

Item 4. Controls and Procedures

          Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         NONE

Item 5. Other Information

          Wilfred N. Cooper, Jr. has assumed the role of Chief Executive Officer of WNC & Associates. Wilfred N. Cooper, Sr. who previously held the role of Chief Executive Officer remains the Chairman of The Board.

Item 6.  Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K.

1. NONE

(b) Exhibits.

99.1 Certification  pursuant to 18 U.S.C.  Section  1350 as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 8
(Registrant)

By:   WNC & Associates, Inc., General Partner




By:   /s/ Wilfred N. Cooper, Jr.
--------------------------------
Wilfred N. Cooper, Jr.
President and Chief Operating Officer of WNC & Associates, Inc.


Date:  February 24, 2003




By:  /s/ Thomas J. Riha
-----------------------
Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  February 24, 2003

                                 CERTIFICATIONS

I,   Wilfred N. Cooper, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of WNC Housing Tax Credit Fund VI, L.P. Series 8;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2003



/s/  Wilfred N. Cooper, Jr.
---------------------------
President and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

I,   Thomas J. Riha, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WNC Housing Tax Credit Fund VI, L.P. Series 8;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2003


/s/  Thomas J. Riha
-------------------
Vice-President and Chief Financial Officer of WNC & Associates, Inc.