Form 10-Q
period 2003-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 8
filed 2003-09-29
CIK 1084075

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

     |_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


                              17782 Sky Park Circle
                              Irvine, CA 92614-6404
                    (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           No      X
    ---------    ----------


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
    ---------    ----------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)


                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2003




PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
       June 30, 2003 and March 31, 2003........................................3

     Statements of Operations
       For the three months ended June 30, 2003 and 2002.......................4

     Statement of Partners' Equity (Deficit)
       For the three months ended June 30, 2003................................5

     Statements of Cash Flows
       For the three months ended June 30, 2003 and 2002.......................6

     Notes to Financial Statements.............................................7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................15

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk......16

     Item 4.  Controls and Procedures.........................................16

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K................................16

     Signatures...............................................................17

     Certifications...........................................................18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                               June 30, 2003              March 31, 2003
                                                               -------------              --------------
                                                                (unaudited)
ASSETS

    Cash and cash equivalents                           $                661,268    $               663,747
    Investments in limited partnerships
     (Notes 2 and 3)                                                   7,712,151                  7,786,112
                                                           ----------------------      ----------------------

Total Assets                                            $              8,373,419    $             8,449,859
                                                           ======================      ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

     Payables to limited partnerships  (Note 4)         $                197,347    $               197,347
     Accrued fees and expenses due to
       General Partner and affiliates  (Note 3)                           26,409                     21,606
                                                           ----------------------      ----------------------

Total Liabilities                                                        223,756                    218,953
                                                           ----------------------      ----------------------

Commitment and contingencies

Partners'  Equity  (Deficit)


     General partner                                                        (854)                      (773)
     Limited partners (25,000 units authorized
       and 9,814 units issued and  outstanding
       at June 30, 2003 and March 31, 2003)                            8,150,517                  8,231,679
                                                           ----------------------      ----------------------


     Total Partners' Equity                                            8,149,663                  8,230,906
                                                           ----------------------      ----------------------

Total liabilities and partners' equity                  $              8,373,419    $             8,449,859
                                                           ======================      ======================



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)


                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)


                                                                  2003                            2002
                                                        -------------------------        -----------------------
                                                              Three Months                    Three Months
                                                        -------------------------        -----------------------

       Interest Income                                $                  1,238         $                 5,033
                                                        -------------------------        -----------------------

       Operating expenses
       Amortization                                                      7,613                           7,502
       Asset Management fees                                             5,871                           5,871
       Legal and accounting fees                                         3,570                           3,675
       Other                                                             1,233                           2,634
                                                        -------------------------        -----------------------
            Total operating expenses                                    18,287                          19,682
                                                        -------------------------        -----------------------


       Loss from operations                                            (17,049)                        (14,649)

       Equity in (losses) income of limited
        partnerships                                                   (64,194)                         15,711
                                                        -------------------------        -----------------------

       Net income (loss)                              $                (81,243)        $                 1,062
                                                        =========================        =======================

       Net income (loss) allocated to :
            General Partner                           $                    (81)        $                     1
                                                        =========================        =======================

            Limited Partners                          $                (81,162)        $                 1,061
                                                        =========================        =======================

       Net loss per limited partner unit              $                  (8.27)        $                  (.11)
                                                        =========================        =======================

       Outstanding weighted
         limited partner units                                           9,814                           9,814
                                                        =========================        =======================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2003
                                   (unaudited)



                                                         General Partner        Limited Partners              Total

Partners' equity (deficit), March 31, 2003           $               (773)   $         8,231,679     $          8,230,906

Net loss                                                              (81)               (81,162)                 (81,243)
                                                       --------------------    --------------------    --------------------

Partners' equity (deficit), June 30, 2003            $               (854)   $         8,150,517     $          8,149,663
                                                       ====================    ====================    ====================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)

                                                                    2003                      2002
                                                              -------------------      ---------------------
Cash flows from operating activities:
    Net income (loss)                                       $           (81,243)     $               1,062
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Equity in losses (income) of limited partnerships                64,194                    (15,711)
        Amortization                                                      7,613                      7,502
        Accrued fees and expenses due to
          General Partner and affiliates                                  4,803                      3,214
                                                              -------------------      ---------------------
    Net cash used in operating activities                                (4,633)                    (3,933)
                                                              -------------------      ---------------------

Cash flows from investing activities:
        Notes payable to limited partnerships                                 -                   (116,500)
        Distributions from limited partnerships                           2,154                          -
                                                              -------------------      ---------------------
    Net cash provided by (used in) investing activities                   2,154                   (116,500)
                                                              -------------------      ---------------------

Cash flows from financing activities:
        Financing fee payable                                                 -                     (2,960)
                                                              -------------------      ---------------------
    Net cash used in financing activities                                     -                     (2,960)
                                                              -------------------      ---------------------

    Net change in cash and cash equivalents                              (2,479)                  (123,393)

    Cash and cash equivalents, beginning of period                      663,747                  1,127,639
                                                              -------------------      ---------------------
    Cash and cash equivalents, end of period                $           661,268      $           1,004,246
                                                              ===================      =====================
    SUPPLEMENTAL DISCLOSURE OF
      CASH FLOW INFORMATION
        Taxes paid                                          $                 -      $                 800
                                                              ===================      =====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

The partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of June 30, 2003, 9,814 Units, representing subscriptions in the amount of $9,807,585, net of dealer discounts of $6,370 and volume discounts of $45, had been accepted. The General Partner has 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarterly Period June 30, 2003
                                   (unaudited)

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

The Low-Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low-Income Housing Credits and the fractional recapture of Low-Income Housing Credits already taken. In most cases the annual amount of Low-Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low-Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low-Income Housing Credits, a fractional recapture of prior Low-Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low-Income Housing Credits and recapture of Low-Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low-Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarterly Period June 30, 2003
                                   (unaudited)


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

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnership's are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (Notes 2 and 3).

Equity in income and equity in losses of limited partnerships for the periods ended June 30, 2003 and 2002 have been recorded by the Partnership based on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2 ).

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 4% (excluding sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $1,269,405 as of June 30, 2003 and March 31, 2003.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarterly Period June 30, 2003
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of June 30, 2003, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At June 30, 2003, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Partnerhip's financial position or results of operations.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarterly Period June 30, 2003
                                   (unaudited)


NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

New Accounting Pronouncements, continued
----------------------------------------

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The adoption of SFAS No. 148 did not have a material impact on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods presented, the Partnership has acquired limited partnership interests in six Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 216 apartment units. As of June 30, 2003, construction or rehabilitation of the Housing Complexes has been completed. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarterly Period June 30, 2003
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2003, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in local limited partnerships as of:

                                                               June 30, 2003             March 31, 2003
                                                            ---------------------      --------------------

Investments  in  limited  partnerships,   beginning  of
period                                                    $           7,786,112      $          8,173,367
Tax credit adjustment                                                         -                   (15,413)
Equity in losses of limited partnership                                 (64,194)                 (341,390)
Distributions from limited partnerships                                  (2,154)                        -
Amortization of capitalized acquisition fees and costs                   (7,613)                  (30,452)
                                                            ---------------------      --------------------

Investments in limited partnerships, end of period        $           7,712,151      $          7,786,112
                                                            =====================      ====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarterly Period June 30, 2003
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------

Selected financial information for the three months ended June 30, 2003 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested are as follows:

      COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                          2003                       2002
                                                                 --------------------         ------------------

      Revenues                                                 $            245,000                     85,000
                                                                 --------------------         ------------------

      Expenses:
         Interest expense                                                    75,000                     19,000
         Depreciation & amortization                                         93,000                     21,000
         Operating expenses                                                 147,000                     29,000
                                                                 --------------------         ------------------
             Total expenses                                                 315,000                     69,000
                                                                 --------------------         ------------------

      Net income (loss)                                        $            (70,000)                    16,000
                                                                 ====================         ==================
      Net income (loss)  allocable to the Partnership          $            (70,000)                    16,000
                                                                 ====================         ==================
      Net income (loss)  recorded by the Partnership           $            (70,000)                    16,000
                                                                 ====================         ==================

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officer, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, 2003 and March 31, 2003, the Partnership incurred acquisition fees of $686,980. Accumulated amortization of these capitalized costs was $46,079 and $40,352 as of June 30, 2003 and March 31, 2003, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of June 30, 2003 and March 31, 2003, the Partnership incurred acquisition costs of $196,280. Accumulated amortization of these capitalized costs was $13,344 and $11,707 as of June 30, 2003 and March 31, 2003, respectively.

(c) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $5,871 were incurred in each of the three months ended June 30, 2003 and 2002, respectively. The Partnership paid the General Partner or its affiliates $5,871 and $0 of these fees during the three months ended June 30, 2003 and 2002, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarterly Period June 30, 2003
                                   (unaudited)

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

Accrued fees and expenses due to the General Partner and affiliates consisted of the following as of:

                                                                    June 30, 2003              March 31, 2003
                                                                ----------------------      ---------------------

       Asset management fees payable                         $                 17,687    $                17,687
       Reimbursements for expenses paid by the
        General Partner or an affiliate                                         8,722                      3,919
                                                                ----------------------      ---------------------

         Total                                               $                 26,409    $                21,606
                                                                ======================      =====================


NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $197,347 at June 30, 2003 and March 31, 2003 represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

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

The following discussion and analysis discusses the results of operations for the three months ended June 30, 2003 and June 30, 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2003 consisted primarily of $661,000 in cash and aggregate investments in the six Local Limited Partnerships of $7,712,000. Liabilities at June 30, 2003 primarily consisted of $197,000 of notes payable to limited partnerships and $26,000 in accrued expenses and management fees due to the General Partner or affiliates.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. The Partnership's net loss for the three months ended June 30, 2003 was $(81,000) reflecting an increase of $(82,000) from the net income of $1,000 experienced for the three months ended June 30, 2002. The increase in net loss is primarily due to an increase of equity in losses from limited partnerships of $(80,000) from $16,000 of income for the three months ended June 30, 2002 to $(64,000) of losses for the three months ended June 30, 2003 as properties became fully operational. Along with the increase of equity in losses from limited partnerships, loss from operations increased by $(2,000) due to a decrease in interest income of $4,000 and a decrease in other operating expenses of approximately $(2,000) for the three months ended June 30, 2003.

Cash Flows

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002. Net decrease in cash during the three months ended June 30, 2003 was $(2,000), compared to a net decrease in cash for the three months ended June 30, 2002 of $(123,000) reflecting a decrease in cash used of $121,000. The change in net cash used is due primarily to a decrease of $(119,000) in cash used in investing activities, due to the decrease in capital contributions to Local Limited Partnerships as their balances were paid down, and a decrease in net cash used by financing activities by $(3,000) due to the completion of syndication process. The decrease in cash used by financing activities was offset by an increase of $1,000 in cash used in operating activities for the three months June 30, 2003.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2003, to be sufficient to meet all currently foreseeable future cash requirements.

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

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)       Reports on Form 8-K.

1.        NONE

(b)       Exhibits.
          ---------

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 8
----------------------------------------------
(Registrant)

By:   WNC & Associates, Inc., General Partner




By:   /s/ Wilfred N. Cooper, Jr.
       -------------------------
Wilfred N. Cooper, Jr.
President and Chief Operating Officer of WNC & Associates, Inc.


Date:  August 14, 2003




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  August 14, 2003

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

          Date:  August 14, 2003


          /s/ Wilfred N. Cooper, Jr.
          --------------------------

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

          Date:  August 14, 2003


          /s/ Thomas J. Riha
          ------------------

          Vice-President and Chief Financial Officer of WNC & Associates, Inc.