Form 10-Q
period 2003-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 8
filed 2003-12-15
CIK 1084075

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                                 (714) 662-5565
                               (Telephone number)

               3158 Redhill Avenue, Suite 120, CostaMesa, CA 92626
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _____  No   X
              -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes _____  No   X
              -------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)


                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2003




PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
       September 30, 2003 and March 31, 2003..................................3

     Statements of Operations
       For the Three and Six Months Ended September 30, 2003 and 2002.........4

     Statement of Partners' Equity (Deficit)
       For the Six Months Ended September 30, 2003............................5

     Statements of Cash Flows
       For the Six Months Ended September 30, 2003 and 2002...................6

     Notes to Financial Statements............................................7

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................15

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....17

     Item 4.  Controls and Procedures........................................17

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................17

     Item 6.  Exhibits and Reports on Form 8-K...............................17

     Signatures..............................................................18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                                                            September 30, 2003            March 31, 2003
                                                            ------------------            --------------
ASSETS                                                          (unaudited)

    Cash and cash equivalents                           $                643,552    $               663,747
    Investments in limited partnerships
     (Notes 2 and 3)                                                   7,633,845                  7,786,112
                                                           ----------------------      ----------------------

Total Assets                                             $             8,277,397     $            8,449,859
                                                           ======================      ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

     Payables to limited partnerships (Note 4)           $               197,347     $               197,347
     Accrued fees and expenses due to
       General Partner and affiliates (Note 3)                            21,139                      21,606
                                                           ----------------------      ----------------------

Total Liabilities                                                        218,486                     218,953
                                                           ----------------------      ----------------------

Commitment and contingencies

Partners'  Equity  (Deficit)


     General partner                                                        (945)                       (773)
     Limited partners (25,000 units authorized
       and 9,814 units issued and  outstanding
       at September 30, 2003 and March 31, 2003)                       8,059,856                   8,231,679
                                                           ----------------------      ----------------------

     Total Partners' Equity                                            8,058,911                   8,230,906
                                                           ----------------------      ----------------------

Total liabilities and partners' equity                   $             8,277,397     $             8,449,859
                                                           ======================      ======================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)


                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2003 and 2002
                                   (unaudited)




                                              2003                  2003                  2002               2002
                                       -------------------    ------------------    -----------------   ----------------
                                          Three Months           Six Months           Three Months        Six Months
                                       -------------------    ------------------    -----------------   ----------------

Interest income                      $             1,229    $            2,467    $           4,258   $          9,291
                                       -------------------    ------------------    -----------------   ----------------

Operating expenses:
  Amortization (Note 2)                            7,613                15,226                7,724             15,226
  Asset management fees (Note 3)                   5,871                11,742                5,871             11,742
  Legal and accounting                            10,434                14,004                4,725              8,400
  Other                                            3,870                 5,103                  804              3,438
                                       -------------------    ------------------    -----------------   ----------------

    Total operating expenses                      27,788                46,075               19,124             38,806
                                       -------------------    ------------------    -----------------   ----------------

Loss from operations                             (26,559)              (43,608)             (14,866)           (29,515)

Equity in losses of
 limited partnerships (Note 2)                   (64,193)             (128,387)            (114,165)           (98,454)
                                       -------------------    ------------------    -----------------   ----------------

Net loss                             $           (90,752)   $         (171,995)   $        (129,031)  $       (127,969)
                                       ===================    ==================    =================   ================

Net loss allocated to:
  General partner                    $               (91)   $             (172)   $            (129)  $           (128)
                                       ===================    ==================    =================   ================

  Limited partners                   $           (90,661)   $         (171,823)   $        (128,902)  $       (127,841)
                                       ===================    ==================    =================   ================

Net loss per limited
 partner unit                        $                (9)   $              (18)   $             (13)  $            (13)
                                       ===================    ==================    =================   ================

Outstanding weighted limited
 partner units                                      9,814                 9,814                9,814              9,814
                                       ===================    ==================    =================   ================





                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2003
                                   (unaudited)




                                                         General Partner        Limited Partners              Total
                                                         ---------------        ----------------              -----

Partners' equity (deficit), March 31, 2003           $               (773)   $         8,231,679     $          8,230,906

Net loss                                                             (172)              (171,823)                (171,995)
                                                       --------------------    --------------------    --------------------

Partners' equity (deficit), September 30, 2003       $               (945)   $         8,059,856     $          8,058,911
                                                       ====================    ====================    ====================



                 See accompanying notes to financial statements

                                        5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2003 and 2002
                                   (unaudited)


                                                                     2003                      2002
                                                                     ----                      ----
Cash flows from operating activities:
    Net loss                                                $          (171,995)     $            (127,969)
    Adjustments to reconcile net loss to
    net cash used in operating activities:

        Equity in losses of limited partnerships                        128,387                     98,454
        Amortization                                                     15,226                     15,226
        Accrued fees and expenses due to
          General Partner and affiliates                                   (467)                     6,982
                                                              -------------------      ---------------------
    Net cash used in operating activities                               (28,849)                    (7,307)
                                                              -------------------      ---------------------

Cash flows from investing activities:
        Investments in limited partnerships, net                              -                   (281,381)
        Distributions from limited partnerships                           8,654                      5,000
                                                              -------------------      ---------------------
    Net cash provided by (used in) investing activities                   8,654                   (276,381)
                                                              -------------------      ---------------------

Cash flows from financing activities:
        Financing fee payable                                                 -                     (2,960)
                                                              -------------------      ---------------------

Net change in cash and cash equivalents                                 (20,195)                  (286,648)

Cash and cash equivalents, beginning of period                          663,747                  1,127,639
                                                              -------------------      ---------------------
Cash and cash equivalents, end of period                    $           643,552      $             840,991
                                                              ===================      =====================
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION

   Taxes paid                                               $                 -      $                 800
                                                              ===================      =====================



             See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 2003
                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

The partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of September 30, 2003, 9,814 Units, representing subscriptions in the amount of $9,807,585, net of dealer discounts of $6,370 and volume discounts of $45, had been accepted. The General Partner has 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2003
                                   (unaudited)

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2003
                                   (unaudited)


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

Equity in losses of limited partnerships for the periods ended September 30, 2003 and 2002 have been recorded by the Partnership based on six months of results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2 ).

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 4% (excluding sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $1,269,405 as of September 30, 2003 and March 31, 2003.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2003
                                   (unaudited)



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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of September 30, 2003, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At September 30, 2003, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2003
                                   (unaudited)




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities," FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the third quarter of 2004 for those arrangements entered into prior to January 31, 2003. We are currently reviewing whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as the primary beneficiary or disclose information about them as an interest holder. We may have to consolidate some of our equity investments in partnerships based on recent interpretations from accounting professionals. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, recognize our share of partnership income or losses in our income statement, and disclose how we account for material types of these investments in our 2003 financial statements. However, we do not yet know the extent of the impact of consolidating the assets and liabilities of these partnerships on our balance sheet because of the complexities of applying FIN 46, the evolving interpretations from accounting professionals, and the nuances of each individual partnership.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2003
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods  presented,  the Partnership has acquired limited  partnership interests  in six Local  Limited  Partnerships,  each of which owns one  Housing
Complex  consisting of an aggregate of 216 apartment  units. As of September 30,
2003,   construction  or  rehabilitation  of  the  Housing  Complexes  has  been completed.  The respective  general  partners of the Local Limited  Partnerships manage the  day-to-day  operations  of the entities.  Significant  Local Limited
Partnership  business  decisions  require  approval  from the  Partnership.  The
Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local  Limited  Partnership  agreements,  of the  operating  profits  and losses,  taxable  income  and  losses  and  tax  credits  of the  Local  Limited
Partnerships.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2003, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in local limited partnerships as of:

                                                             September 30, 2003          March 31, 2003
                                                            ---------------------      --------------------

Investments per balance sheet, beginning of period        $           7,786,112      $         8,173,367
Tax credit adjustment                                                         -                  (15,413)
Equity in losses of limited partnership                                (128,387)                (341,390)
Distributions from limited partnerships                                  (8,654)                       -
Amortization of capitalized acquisition fees and costs                  (15,226)                 (30,452)
                                                            ---------------------      --------------------

Investments per balance sheet, end of period              $           7,633,845      $         7,786,112
                                                            =====================      ====================

                                       12

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2003
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------

Selected financial information for the six months ended September 30, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested are as follows:

      COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                          2003                       2002
                                                                 --------------------         ------------------

      Revenues                                                 $            491,000          $          478,000
                                                                 --------------------         ------------------

      Expenses:
         Interest expense                                                   150,000                    190,000
         Depreciation & amortization                                        186,000                    126,000
         Operating expenses                                                 295,000                    260,000
                                                                 --------------------         ------------------
             Total expenses                                                 631,000                    576,000
                                                                 --------------------         ------------------

      Net loss                                                 $          (140,000)         $         (98,000)
                                                                 ====================         ==================
      Net loss allocable to the Partnership                    $          (128,000)         $         (98,000)
                                                                 ====================         ==================
      Net loss recorded by the Partnership                     $          (128,000)         $         (98,000)
                                                                ====================         ==================

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officer, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of September 30, 2003 and March 31, 2003, the Partnership incurred acquisition fees of $686,980. Accumulated amortization of these capitalized costs was $51,806 and $40,352 as of September 30, 2003 and March 31, 2003, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of September 30, 2003 and March 31, 2003, the Partnership incurred acquisition costs of $196,280. Accumulated amortization of these capitalized costs was $14,981 and $11,707 as of September 30, 2003 and March 31, 2003, respectively.

(c) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $11,742 were incurred in each of the six months ended September 30, 2003 and 2002, respectively. The Partnership paid the General Partner or its affiliates $11,742 and $0 of these fees during the six months ended September 30, 2003 and 2002, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2003
                                   (unaudited)

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

Accrued fees and expenses due to the General Partner and affiliates consisted of the following as of:

                                                                 September 30, 2003            March 31, 2003
                                                                ----------------------      ---------------------

       Asset management fees payable                         $                 17,687    $                17,687
       Reimbursements for expenses paid by the
        General Partner or an affiliate                                         3,452                      3,919
                                                                ----------------------      ---------------------

         Total                                               $                 21,139    $                21,606
                                                                ======================      =====================


NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $197,347 at September 30, 2003 and March 31, 2003 represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

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

The following discussion and analysis discusses the results of operations for the three and six months ended September 30, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2003 consisted primarily of $644,000 in cash and aggregate investments in the six Local Limited Partnerships of $7,634,000. Liabilities at September 30, 2003 primarily consisted of $197,000 of notes payable to limited partnerships and $21,000 in accrued expenses and management fees due to the General Partner or affiliates.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002. The Partnership's net loss for the three months ended September 30, 2003 was $(91,000) reflecting a decrease of $38,000 from the net loss of $(129,000) experienced for the three months ended September 30, 2002. The decrease in net loss is primarily due to a decrease of equity in losses from limited partnerships of $50,000 from $(114,000) of losses for the three months ended September 30, 2002 to $(64,000) of losses for the three months ended September 30, 2003. The decrease in equity in losses is largely due to the fact that the properties were still in the start-up stage in 2002 and have stabilized in the current year. The decrease of equity in losses from limited partnerships, was offset by an increase in the loss from operations of $(12,000) due to a decrease in interest income of $(3,000) along with an increase of $(6,000) in legal and accounting combined with an increase in other operating expenses of $(3,000) for the three months ended September 30, 2003.

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002. The Partnership's net loss for the six months ended September 30, 2003 was $(172,000) reflecting an increase of $(44,000) from the net loss of $(128,000) for the six months ended September 30, 2002. The increase in net loss is primarily due to an increase in equity in losses from limited partnerships of $(30,000) from $(98,000) of losses for the six months ended September 30, 2002 to $(128,000) of losses for the six months ended September 30, 2003 as properties became fully operational. Along with the increase of equity in losses from limited partnerships, loss from operations increased by $(14,000) due to a decrease in interest income of $(7,000) along with an increase of $(6,000) in legal and accounting combined with an increase in other operating expenses of $(1,000) for the six months ended September 30, 2003.

Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002. Net decrease in cash during the six months ended September 30, 2003 was $(20,000), compared to a net decrease in cash for the six months ended September 30, 2002 of $(286,000) reflecting a decrease in cash used of $266,000. The change in net cash used is due primarily to a change of $285,000 in cash used in investing activities, due to the decrease in capital contributions to Local Limited Partnerships as their balances were paid down, along with a decrease in net cash used by financing activities by $(3,000) due to the completion of the syndication process. The decrease in cash used in financing and investing activities was offset by an increase of $(22,000) in cash used in operating activities for the six months September 30, 2003.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2003, to be sufficient to meet all currently foreseeable future cash requirements.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         NONE

Item 6.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K.
         --------------------

1.       NONE

(b)      Exhibits.
         ---------

31.1     Certification  of the Principal  Executive  Officer  pursuant to Rule
         13a-14(a)/15d-14(a),   as  adopted  pursuant  to  section  302  of  the
         Sarbanes-Oxley Act of 2002. (filed herewith)

31.2     Certification  of the Principal  Financial  Officer  pursuant to Rule
         13a-14(a/)15d-14(a),   as  adopted  pursuant  to  section  302  of  the
         Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Certification of the Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2 Certification of the Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 8
(Registrant)

By:   WNC & Associates, Inc., General Partner




By:   /s/ Wilfred N. Cooper, Jr.
       -------------------------
Wilfred N. Cooper, Jr.
President and Chief Operating Officer of WNC & Associates, Inc.


Date:  December 15, 2003




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  December 15, 2003